Form 10-K
period 2008-12-31
BARK GROUP INC
filed 2009-04-15
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53530

BARK GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Ostergade 17-19, 3rd Floor, DK-1100
Copenhagen K, Denmark	DK-1100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +45 7026 9926

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act
[   ] Yes    [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10–K or any amendment to this Form 10–K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non–accelerated filer [ ]	(do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[   ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter: $7,932,000

The registrant had 16,205,686 shares of common stock outstanding as of April 7, 2009.

- i -

REFERENCES

As used in this annual report on Form 10-K:

  “we”, “us”, “our”, the “Company” or “Bark Group” refers to Bark Group Inc. and its subsidiaries, unless the context otherwise requires,

  “SEC” refers to the Securities and Exchange Commission,

  “Securities Act” refers to the Securities Act of 1933, as amended,

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended,

  all dollar amounts refer to US dollars, unless otherwise indicated, and

  DKK refers to Danish Crowns, the lawful currency of Denmark.

FOREIGN EXCHANGE

Amounts presented below in Danish Crowns (DKK) for the year ended December 31, 2008 have been converted into U.S. Dollars as at December 31, 2008 at the exchange rate of 5.2849 DKK per $1.00. Amounts presented below in Danish Crowns (DKK) for the year ended December 31, 2007 have been converted into U.S. Dollars as at December 31, 2007 at the exchange rate of 5.0753 DKK per $1.00. The Danish Crown (DKK) was convertible into U.S. dollars on the basis of 5.5968 DKK per $1.00 as of 12 pm (noon) on March 31, 2009 according to foreign exchange information published by the Federal Reserve Bank of New York.

FORWARD–LOOKING STATEMENTS

The information in this annual report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward–looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, customer acceptance of our business model and software solutions and other factors. Forward–looking statements are made, without limitation, in relation to operating plans, business acquisitions, availability of funds, operating results and government regulation. Any statements contained herein that are not statements of historical facts may be deemed to be forward–looking statements. In some cases, you can identify forward–looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.

Forward–looking statements in this annual report include, but are not limited to, statements with respect to the following:

  our ability to continue to retain our existing customers and to develop new customers,

  our ability to continue the expansion of our business,

  our ability to maintain our current financing and to secure any additional financing that we determine to pursue,

  our future financial or operating performances,

  our requirements for additional capital,

  our ability to negotiate and complete future business acquisitions,

  government regulation of our business.

These forward–looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If one or more of these risks or uncertainties materialize, or our underlying assumptions prove incorrect, our actual results may vary materially from those expressed or implied by our forward–looking statements anticipated, believed, estimated or expected.

We caution readers not to place undue reliance on any such forward–looking statements, which speak only to a state of affairs as of the date made. We disclaim any obligation subsequently to revise any forward–looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We qualify all the forward–looking statements contained in this annual report by the foregoing cautionary statements.

PART I

ITEM 1.             BUSINESS

Overview

We are a commercial communication services company that provides integrated traditional and new media advertising and marketing consulting services to our clients. We conduct our business through various subsidiaries which enables us to merge various communication expertise including traditional advertising (creativity and strategy), media consulting, digital know-how and television production. We believe this mix of skills allows us to customize advertising and marketing communication services to create the most value for our clients and their businesses.

Our clients are comprised primarily of European businesses that range in size from small local businesses to larger trans-national and multi-national corporations. These clients include a range of businesses including financial institutions and banks, consumer products companies and luxury goods companies. Examples of the clients and brands for which we have designed and implemented marketing programs include the following:

  Statoil, a Norwegian oil and gasoline corporation,

  Simcorp, a financial software provider Grand Marnier, an alcoholic beverage,

  Fionia Bank, a consumer bank,

  Jaegermeister, an alcoholic beverage,

  Waterfront – a retail outlet

  EVA, a kitchenware brand,

  RO’sTorv, a retail outlet, and

  Tulip, a fast moving consumer goods business.

We work with our clients to create and implement full advertising and marketing campaigns from start to finish. The professional services that we provide encompass the following:

•	Strategic counselling,

	o	Creating business and brand strategies,

	o	Advising on product development,

	o	Providing workshops for management, board of directors and marketing departments ,

•	Research and analysis,

	o	Recommending of needs and methods to test different marketing challenges,

	o	Conducting focus groups, hall tests and interviews with the public,

	o	Use of our own in house internet based analysis techniques,

o

Conducting brain science research projects focusing on human perception and giving seminars to clients and new business targets on our findings and offering our clients the opportunity to become active partners in these projects,

•	Creative development of advertising campaigns,

	o	Definition and formulation of advertising and marketing concepts,

	o	Creative development, art direction and copy writing,

	o	Recommending creative and strategic of use of media channels,

•	Coordination and production of advertising campaigns,

	o	Coordination of the chosen campaign idea being finalized in accordance with approved layout, including copy writing, proof reading, programming and final artwork,

	o	Coordination of collaboration with external partners such as photographers, sound studios, specialist programming, TV production companies, and printing houses,

•	Media strategy and counseling,

	o	Development of media strategy in accordance with brand position, campaign objectives, chosen target group(s), and size of investment,

	o	Advising on the optimum means of using media to reach our clients’ customers and potential customers most effective and cost efficient manner as possible,

•	Price negotiations for media costs,

	o	Negotiating cost of media for our clients. We negotiate annual agreements as well as ad hoc campaigns,

•	Coordination of campaign execution,

o

Dialogue with media partners within the chosen campaign media channels, such as television advertisements, radio, outdoor commercials, internet web sites, newspaper, magazine advertisements and mobile media.

We earn revenues from the advertising and marketing services that we provide based on various different fee arrangements, including:

  fees for advertising services,

  fees for strategic counseling,

  commissions on media placements,

  performance based revenue, and

  a combination of all of the above.

Our strategic plan is to combine traditional advertising agency skills with the media agency and relevant digital know-how in order to create a communications company that is able to deliver effective integrated advertising and marketing campaigns and activities. We believe that this transformation from a traditional advertising agency to an integrated communications company has only been done on a limited scale to date. We believe this presents us with a market opportunity to expand our business and compete with much larger competitors in the marketplace.

Corporation Organization

Bark Group Inc. (“We”, “Bark Group” or the “Company”) is a Nevada corporation that was incorporated as “Exwal Inc.” on July 5, 2005. We acquired Bark Corporation on February 29, 2008 in a transaction whereby we issued 12,964,548 shares of our common stock to the shareholders of Bark Corporation for all of the outstanding share capital of Bark Corporation. We were a “shell company”, as defined by the Securities and Exchange Commission (the “SEC”), with minimal assets and operations prior to the completion of this acquisition. We completed the change of our corporate name to “Bark Group Inc.” on February 28, 2008 as a condition to the completion of closing of the acquisition, and on February 29, 2008 ceased to be a “shell company”. Our original sole executive officer and director was replaced by the management team of Bark Corporation concurrent with the closing of this acquisition.

Corporate Structure

Our corporate organization is reflected in the following chart:

We provide our marketing and advertising services in Europe through our wholly owned subsidiary, Bark Corporation A/S (“Bark Corporation”). Bark Corporation is the owner of 87.3% of the share capital of Bark Advertising A/S (“Bark Advertising”), which in turn is the owner of 100% of each of Bark Copenhagen A/S (“Bark Copenhagen”) and Bark Media ApS (“Bark Media”).

Incorporation of Bark Corporation

Bark Corporation was incorporated on October 9, 2006 in Denmark under the name “K2MEDIAGROUP A/S”. Bark Corporation changed its corporate name from “K2MEDIAGROUP A/S” to “Bark Corporation A/S” on September 14, 2007. Bark Corporation is the Danish holding company for the various operating entities which comprise the Bark group of companies.

The founding shareholders of Bark Corporation were:

  Bent Helvang, our chairman and one of our directors, through Bent Helvang Media ApS, a private company controlled by Mr. Helvang,

  Klaus Aamann, one of our directors,

  Jesper Svane, one of our directors, through Svaneco Ltd., a private company controlled by Mr. Svane,

  Anders Hageskov, our chief executive officer, and

  Sapiens Alliance, a private company controlled by Rene Lauritsen.

On October 9, 2006, Bark Corporation issued 9,090,909 shares of common stock to the founding shareholders of Bark for total proceeds of $88,700. This number of shares reflects a stock split completed by Bark Corporation prior to our acquisition of Bark Corporation.

Subsequent the organization of Bark Corporation, the founding shareholders entered into a funding agreement with Bark Corporation dated December 2007 pursuant to which the founding shareholders agreed to solicit new shareholders for Bark Corporation. The founding shareholders agreed that they would be paid a commission of 10% of the net proceeds received from new shareholders, other than Mr. Aamann who would receive a 20% commission and with the exception of sales of shares to employees, in respect of which no commission would be paid.

An additional twenty-two shareholders subscribed for and received shares in Bark Corporation. These shareholders and certain of their transferees subsequently exchanged their shares for shares of our common stock. These shares were issued as follows:

  On September 30, 2007, Bark Corporation converted an outstanding loan from Venture Alliance Partners A/S of DKK 3,000,000 ($591,100) into 375,000 shares.

  On September 30, 2007, Bark Corporation issued 300,000 non-vested share awards to two executives for proceeds of DKK 16,500 ($3,255).

  On September 30, 2007, Bark Corporation issued 113,952 new shares to fifteen purchasers for proceeds of $291,000. Costs of issuing these shares were $13,000.

  On December 28, 2007, Bark Corporation issued 120,139 shares to two purchasers for proceeds of $311,000. Costs of issuing these shares were $61,000.

As a result of the above issuances, the total number of shares issued by Bark Corporation was 10,000,000 shares. These shares were exchanged for 12,964,548 shares of our common stock upon completion of our acquisition of Bark Corporation, as described below under “Reverse Acquisition of Bark Corporation”.

Organization of Bark Advertising

Bark Corporation owns 87.3% of the outstanding share capital of Bark Advertising. Bark Advertising was incorporated on October 12, 2006 in Denmark by Bark Corporation as founder and subscriber. Bark Advertising was incorporated under the name “K2Advertising A/S”. Bark Advertising changed its name to “Bark Advertising A/S” on December 21, 2007. Bark Advertising is the holding company for the advertising branch of the Bark group of companies.

Acquisition of Bark Copenhagen

Bark Copenhagen was incorporated on January 8, 2002 under the laws of Denmark under the name “Living Brands A/S”. Bark Copenhagen has been engaged in the business of providing advertising and marketing services since its inception.

Bark Advertising acquired all the shares of Bark Copenhagen on May 14, 2007. This acquisition was completed pursuant to a share transfer agreement entered into between Bark Advertising and the shareholders of Bark Copenhagen, namely Peter Brockdorff, Daniel Soren, David Asmussen, Finn Balleby and Ole Parnam. Bark Advertising paid a purchase price of DKK 12,000,000 (equivalent to $2,191,300) which was paid by (i) the cash payment of DKK 3,594,000 (equivalent to $656,300), and (ii) the issue of 651 Class B shares of Bark Advertising to the shareholders of Bark Copenhagen with a value of DKK 8,406,000 (equivalent to $1,535,000). The Class B shares that were issued, including additional B shares that were issued on October 3, 2007, represent 12.7% of the issued share capital of Bark Advertising, with the result that Bark Corporation presently holds 87.3% of the share capital of Bark Advertising through its Class A shares and the former shareholders of Bark Copenhagen own 12.7% of the share capital of Bark Advertising through their Class B shares.

Bark Advertising entered into a shareholders agreement with the Class B shareholders concurrent with the closing of the acquisition of Bark Copenhagen. The shareholders agreement provides for the rights and restrictions of the shares held by Bark Corporation, as holder of the Class A shares, and the shares held by the Class B shares. The Class B shares of Bark Advertising have the following characteristics:

  the shares have no dividend nor liquidation preferences,

  the shares have the same rights to receive dividends as all other shares,

  the shares can be called on June 1, 2010 at the purchase price or at the proportional right of ownership of Bark Advertising times average profit before tax in Bark Advertising for the last three financial years times a multiple of five. Based on budgets for Bark Advertising, the latter calculation would give a much lower price than the purchase price. One of the shareholders can call his 92 Class B shares on December 31, 2008 if he chooses to retire from his job in Bark Copenhagen. 2 shareholders can call their 131 Class B shares if their employment contract are terminated. Those 2 shareholders did leave the company in 2009 and called all their 131 shares by the end of 2009.

  all Class B shares have 1/10 of the voting rights of the Class A shares which are held by Bark Corporation,

  in order to be redeemed, the Class B shareholders must inform Bark Advertising of the election to redeem on January 1, 2010 at the latest,.

  if the Class B shareholders choose not to be redeemed, Bark Advertising starting from June 1, 2010 and on will have the right to redeem the Class B shares at the same terms as mentioned above. However, if a Class B shareholder renounces his rights to be redeemed on June 1, 2009 at the latest, Bark Advertising will lose the right to redeem the shareholder, and if the Class B shares are redeemed, Bark Advertising has the right to pay back the shares over a period of 24 months with an interest rate of the discount rate of the Danish National Bank (currently 4.25% per annum) plus 3% per annum.

The shareholders’ agreement provides that each party will have pre-emptive rights to subscribe for shares on a pro rata basis in connection with any increases in share capital of Bark Advertising and further provides Bark Copenhagen with pre-emptive rights with respect to any transfer of shares by the Class B shareholders (other than transfers to another Class B shareholder). If a third party submits an offer to acquire shares of Bark Advertising causing such third party to own or control 50% or more of Bark Advertising, the other parties to the shareholders’ agreement will be obligated to transfer their shares to such third party on the same terms.

Under the terms of the shareholders’ agreement, the parties agreed that the Board of Directors of Bark Advertising be comprised of five members, of whom one shall be the chief operating officer of Bark Copenhagen and further agreed that Bark Advertising would enter into employment contracts with Peter Brockdorff and Daniel Soren. These employment agreements were entered into in May 2007.

The parties agreed that Bark Advertising would pay Bark Corporation a management fee equal to 6% of the consolidated revenue of Bark Advertising after elimination of inter-company profit. This fee is payment for the overall management of Bark Advertising, group services, ongoing business development, transaction costs, stock exchange listing and price management and acquisitions. The parties further agreed that Bark Corporation would provide a subordinate loan to Bark Advertising of DKK 9 million (equivalent to $1,607,000 as at March 31, 2009), subject to the quarterly interest rate applicable to Bark Corporation’s lending rate for overdrafts.

Following this acquisition, Bark Copenhagen changed its corporate name from “Living Brands A/S” to “Bark Copenhagen A/S” on December 17, 2007.

Acquisition of Bark Media

Bark Media was incorporated in Denmark on August 15, 2004 as “Radar 360 ApS” by BrockSo Holding ApS, Maren Holding ApS and FFF Holding ApS as founders. BrockSo Holding ApS is a private company controlled by Peter Brockdorff and Daniel Soren. Maren Holding ApS is a private company controlled by David Asmussen. FFF Holding ApS is a private company controlled by Finn Balleby. These controlling shareholders were also shareholders of Bark Copenhagen prior to its acquisition by Bark Advertising

Bark Advertising acquired all the shares of Bark Media on May 14, 2007. This acquisition was completed pursuant to a share transfer agreement between Bark Advertising and the shareholders of Bark Media, namely BrockSo Holding ApS, Maren Holding ApS and FFF Holding ApS. Bark Advertising paid a purchase price of DKK 6,000,000 (equivalent to $1,095,000) for this acquisition. Of this purchase price, an initial payment of DKK 5,406,000 was paid on May 1, 2007 and DKK 594,000 is payable quarterly in arrears over the four quarters following May 1, 2007.

Following this acquisition, Bark Media changed its corporate name from “Radar 360 ApS” to “Bark Media ApS” on December 17, 2007.

Bark Property

We incorporated Bark Property ApS (“Bark Property”) on September 28, 2007 under the laws of Denmark. Bark Property is 100% owned by Bark Corporation. Bark Property was incorporated for the purpose of acquiring the premises in which our principal executive offices are located at Ostergade 17-19, 3rd Floor, DK-1100 Copenhagen K, Denmark.

Reverse Acquisition Transaction of Bark Corporation

We acquired all of the issued and outstanding share capital of Bark Corporation (the “Bark Acquisition”) on February 29, 2008 pursuant to a share exchange agreement dated February 29, 2008 between us and the principal shareholders of Bark Corporation, namely Svaneco Ltd., Sapiens Alliance Ltd., Bent Helvang Media ApS, Bristol Worldwide Ltd. BVI and Klaus Aamann. These principal shareholders represented 87.5% of the issued and outstanding shares of Bark Corporation. The remaining 12.5% interest in Bark Corporation was transferred to us by action of the board of directors of Bark Corporation in accordance with the articles of association of Bark Corporation that entitled the board to cause this transfer to be effected. We obtained the legal opinion of Danish legal counsel to Bark Corporation at the time of the acquisition that the transfer was authorized by the articles of association of Bark Corporation. These shareholders received the same consideration as the principal shareholders in the acquisition transaction, namely shares of our common stock based on a pro rata portion of their ownership of Bark Corporation. Further to this transfer of the minority shares of Bark Corporation to us, we are pursuing the execution by each of the minority shareholders of a minority shareholder share purchase agreement that will confirm the terms and conditions on which these share transfers were effected. Our inability to secure execution by the minority shareholders of the minority shareholder share purchase agreements will not effect the legality or validity of the transfer of the shares held by the minority shareholders to us given that the board of directors was empowered to effect this transfer under the articles of association of Bark Corporation. To date, no minority shareholder has expressed any opposition to the transaction to us.

We issued an aggregate of 12,964,548 shares of our common stock to the shareholders of Bark Corporation to complete the acquisition of Bark Corporation. Upon the completion of this share exchange transaction:

  Ms. Peceli resigned as a director and officer of the Company,

  we changed our corporate name from “Exwal Inc.” to “Bark Group Inc.”,

  Bent Helvang, Klaus Aamann and Jesper Svane were appointed as our directors,

  Bent Helvang was appointed as the chairman of our board of directors,

  Anders Hageskov was appointed as our president and chief executive officer, and

  Ole Bjerre was appointed as our chief financial officer.

In addition, each principal shareholder of Bark Corporation agreed to a lock-up agreement pursuant to which the number of shares that the shareholder will be entitled to sell in any one month period for a period of one year following the date on which the shares of our common stock become eligible for trading on the OTC Bulletin Board has been restricted to the greater of:

  10% of the shares held by the shareholder, and

  12,500 shares of our common stock.

The minority shareholder share purchase agreements include an equivalent lock-up agreement which will be binding on the minority shareholders upon execution of their minority shareholder share purchase agreements.

In connection with the Bark Acquisition, we entered into Repurchase and Lock-Up Agreements with each of our shareholders who purchased shares of our common stock prior to the completion of our acquisition of Bark Corporation. The Repurchase and Lock-Up Agreements originally provided that we would be entitled to purchase all shares held by each shareholder for a price of $0.001 per share in the event that we did not complete a major financing transaction by June 30, 2008. In July 2008, we delivered to the shareholders our letter confirming our agreement to extend the right of repurchase to September 30, 2008. We have in April 2009 delivered a further letter to the shareholders confirming our agreement to extend the right of repurchase to June 30, 2009. All of these shareholders have agreed to revisions to the Repurchase and Lock-Up Agreements confirming that (i) we can give effect to the exercise of a repurchase by delivery of notice of exercise of the option and payment of the option price to DeBondo on behalf of the shareholders, and (ii) that any shares sold pursuant to the effective registration statement will not be subject to the repurchase right.

Under these Repurchase and Lock-Up Agreements, as amended, each shareholder agreed to the following:

•

• in the event that we do not complete a major financing transaction by June 30, 2009, we will be entitled to purchase all shares held by each shareholder for a price of $0.001 per share. A major financing transaction is a financing transaction whereby we will raise not less than $10 million by the issuance of not more than 2,857,143 shares of our common stock of not less than $3.50 per share. Exercise of this option would result in the former shareholders of Bark Corporation owning all of the shares of our common stock pro rata in accordance with their former shareholdings of Bark Corporation, with the exception of shares sold within the limitations of the lock-up agreement prior to the repurchase,

•	each shareholder agreed to the change of our corporate name and to the two and one half to one consolidation of our outstanding shares of common stock, and

•

each shareholder agreed to a lock-up agreement pursuant to which the number of shares that the shareholder will be entitled to sell in any one month period for a period of one year following the date on which the shares of our common stock become eligible for trading on the OTC Bulletin Board has been restricted to the greater of:

	o	10% of the shares held by the shareholder, and

	o	12,500 shares of our common stock.

We believe that the business rationale for the agreement of these shareholders to enter into the repurchase agreements was based on a determination by these shareholders that the acquisition of Bark Corporation offered a greater potential return on their investment, notwithstanding the risk that the repurchase right would be exercised, than retaining their original investment in Bark Group without the acquisition of Bark Corporation. Prior to this transaction, the Exwal shareholders held shares in a corporation that did not own any business or have any tangible assets. As such, they had a minimal chance of recovering any portion of their investment. With the completion of the acquisition of Bark Corporation, these shareholders have the opportunity to own shares of a company with an operating business, although subject to the risk that the repurchase right will be exercised if financing is not achieved. These shareholders were not offered any consideration or other incentives for entering into the repurchase and lock-up agreements, other than the opportunity to participate in the business of Bark Corporation through their acquisition of shares in the Company. If the repurchase right is exercised by us, these shareholders will receive less than their original investment in the Company.

Our business rationale for entering into the repurchase agreements was to enable our acquisition of Bark Corporation to be completed. Bark Corporation desired to complete the acquisition in order that it could increase its base of shareholders and meet the distribution requirements for trading on the OTC Bulletin Board. Bark Corporation believed that its original shareholder base of 30 shareholders would be insufficient to meet these distribution requirements based on an understanding that the OTC Bulletin Board requires a minimum of 35 shareholders. Completion of the reverse merger transaction increased the number of shareholders to 67 shareholders, a number of shareholders that the Company believes will be sufficient to meet the distribution requirements for trading on the OTC Bulletin Board. In order to protect the existing Bark Corporation shareholders from unwarranted dilution, Bark Corporation required as a condition of the acquisition that the existing shareholders agree to sell their shares to us at a nominal price in the event that the contemplated $10 million financing did not complete. The purpose of this right of repurchase was to enable the shareholders of Bark Corporation to return to their original pro rata percentage ownership interests by buying out the original Exwal shareholders, thus avoiding dilution. Bark Corporation further required that each of the shareholders agree to the lock-up in order to limit the number of shares that could be sold into the market in the short term. By entering into the repurchase agreements, we were able to satisfy the condition to closing and were able to complete the acquisition of Bark Corporation. Due to an increase in the number of shareholders of the Company resulting from recently completed share transfers by two existing shareholders, we believe that we will be able to satisfy the distribution requirements for trading on the OTC Bulletin Board even if the right of repurchase is exercised as we would have at least 42 shareholders upon completion of the repurchase. These lock-up agreements are in effect and will limit the number of shares that these shareholders are eligible to sell.

If we are unable to raise $10 million in equity financing, we will consider whether to exercise our right to repurchase shares held by the original shareholders of Bark Group Inc. who acquired their shares prior to our acquisition of Bark Corporation. We presently are not certain as to the likelihood of our raising the $10 million financing on the terms contemplated in our engagement letter with PacificWave, as discussed below, or on any other terms. We have agreed with PacificWave for an extension of the date for completion of this financing until June 30, 2009. The current uncertainty in the capital markets means that there is a significant risk that we will not be able to raise this $10 million equity financing without a delay. Accordingly, there is a risk that we will exercise this repurchase right. If we are not successful in raising this financing and we subsequently determine to exercise this right to repurchase these shares, then these selling shareholders would no longer be shareholders of Bark Group Inc. As these original shareholders are named as selling shareholders, we would then be required to amend our outstanding Form S-1 registration statement to remove these selling shareholders. The effect of this repurchase would have the result of decreasing the number of our shareholders and the number of shares that may be sold pursuant to this registration statement. This could result in there being insufficient distribution in the shares of our common stock for a public market to develop, with the result that our shares may not be eligible for trading on the OTC Bulletin Board. Under the amendment agreement entered into between us and the Exwal shareholders, the repurchase right will not apply if we exercise our repurchase option subsequent to any sales by any such Exwal shareholder. Accordingly, there is a risk that we will not be able to acquire all of the shares held by the Exwal shareholders in the event we exercise the repurchase option.

The number of our shareholders increased in August 2008 as a result of share transfers completed by Bark Holding Ltd. and Venture Capital Alliance Ltd. These share transfers were completed as “offshore transactions” within the meaning of Regulation S in accordance with the requirements of Regulation S. Each purchasing shareholder was either a close friend or a business associate of a principal of Bark Holding resident in Denmark. Each shareholder executed a Regulation S Transfer Agreement wherein they represented to Venture Alliance Partners Ltd. and to us that (i) the shareholder is not a U.S. Person, as defined in Regulation S, (ii) the shareholder was not in the United States at the time the offer to purchase the shares was received or at the time the offer was accepted, (iii) the shareholder acknowledged that the shares are restricted securities within the meaning of the Securities Act and cannot be transferred other than pursuant to registration under the Securities Act, pursuant to Regulation S of the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act, (iv) the shares would be endorsed with a legend confirming the restrictions on transfer under the Securities Act, (v) hedging transactions in the shares are prohibited, and (vi) the shareholder consented to a notation on the registrar of the shareholders of the Company confirming that the shares are restricted securities. As a consequence of these share transfers, the number of our shareholders increased from 67 shareholders to 79 shareholders. These share transfers were completed by Bark Holding Ltd. and Venture Capital Alliance Ltd. based on the individual decisions by these investors to sell a portion of their shares for cash consideration. There are no agreements in existence of which we are aware for the shares sold by Bark Holding Ltd. and Venture Capital Alliance Ltd. to be transferred by the purchasing shareholders back to Bark Holding Ltd. or Venture Capital Alliance Ltd., as applicable, in any circumstances.

Share Consolidation

We completed a one for two and one-half consolidation of our issued and outstanding shares of common stock on February 26, 2008 prior to the completion of the Bark Acquisition. All information presented in this Form 10-K annual report takes into consideration the consolidation of our shares of common stock, including all share amounts and per share prices.

Agreement with DeBondo Capital

Pursuant to an engagement letter from Debondo Capital Inc. (“Debondo”) to Bark Corporation dated October 2, 2007, Debondo proposed to provide the advisory services necessary to list our shares on the NYSE Alternext US (formally American Stock Exchange) (“AMEX”) through a two stage process consisting of an initial quotation of the Company’s shares on the OTC Bulletin Board (the “OTCBB”) and a subsequent listing of our shares on AMEX. The advisory services proposed by Debondo included:

  consulting with us and all relevant professionals and regulatory bodies to structure and package our corporate organization for the most efficient listing on AMEX and market valuation post-listing on both the OTCBB and AMEX, provide and make available a U.S. incorporate holding company, which was Exwal Inc., to enable us to list on the OTCBB,

  introducing us to PacificWave Partners Limited and its institutional investors and securing additional funding of $10 million to be released to us in accordance with our agreement with PacificWave, as described below, and arranging road shows for the Company post-listing.

Under the terms of the engagement agreement, Bark Corporation agreed to pay Debondo a fee consisting of the following:

  an initial payment of $25,000 due and payable on submission of our initial Form S-1 registration statement with the SEC,

  payment of $200,000 on final receipt and acceptance of the Company’s Form 211 with the Financial Industry Regulatory Authority Inc. and the issuance of a ticker symbol for Bark Group Inc., and payment of $25,000 upon our shares being registered on the American Stock Exchange.

Further to its engagement agreement, DeBondo introduced Bark Corporation to us. In order to facilitate our acquisition of Bark Corporation, DeBondo Capital Limited (Hong Kong) executed an indemnification agreement dated February 29, 2008 wherein DeBondo agreed to indemnify and save Bark Corporation and the shareholders of Bark Corporation harmless from any and all losses, liabilities, actions, costs, damages and expenses arising from the material breach by us or the material inaccuracy or untruth of our representations and warranties in the share purchase agreements. In addition, DeBondo Capital Limited (Hong Kong) agreed to pay to us compensation of $25,000 if we exercised the right to redeem the shares held by the Exwal shareholders pursuant to the Repurchase and Lock-Up Agreement by June 30, 2008.

Bark Corporation received the required audited financial statements in April 2008 and reached a determination that these financial statements do not conflict with our representations and warranties set forth in the Share Purchase Agreements. Accordingly, we have agreed that DeBondo has no further obligation under the indemnification agreement with respect to representations and warranties set forth in the Share Purchase Agreements.

We entered into an amendment to the indemnification agreement with DeBondo in April 2009 to reflect the extension of the financing deadline under the Repurchase and Lock-Up Agreements to June 30, 2009. Under the amendment to the indemnification agreement, Debondo has agreed that the obligation to pay to us compensation of $25,000 if we exercise the right to redeem the shares held by the Exwal shareholders pursuant to the Repurchase and Lock-Up Agreement will extend until July 31, 2009. Under the amended agreements, this compensation amount would only become payable if we were to exercise the repurchase right subsequent to June 30, 2009. Under the amended agreement, DeBondo further agreed that the $225,000 balance of their fee would only be due and payable upon completion by us of a $2.5 million equity financing pursuant to either (i) the agreement between us and PacificWave, as discussed below under “PacificWave Engagement Agreement”, or (ii) by any other party, provided that in this case the financing completes by June 30, 2009.

DeBondo is considered one of our promoters by virtue of its role and involvement in our corporate organization.

PacificWave Engagement Agreement

Bark Corporation entered into an engagement agreement with PacificWave Partners Limited on August 17, 2007 wherein Bark Corporation engaged PacificWave to act as financial advisor to Bark Corporation in connection with the potential financing of Bark Corporation. The term of this engagement agreement was originally for a period of three years, subject to the termination rights provided for in the engagement agreement, during which time PacificWave was to be the exclusive financial advisor to Bark Corporation. The agreement could be terminated by Bark Corporation with six months notice during this term. We entered into an amendment to the engagement agreement with PacificWave Partners Limited on July 14, 2008. Under the amended engagement agreement, if the financial target of raising $10 million for Bark Corporation was not met by September 30, 2008, the agreement was to be considered to be null and void. As the contemplated financing was not raised by September 30, 2008, the engagement agreement terminated as at September 30, 2008. We entered into a further agreement with PacificWave Partners in March 2009 whereby the agreement was confirmed on the understanding that the agreement would terminate if the financial target of raising $10 million for Bark Corporation was not met by June 30, 2009.

Under the engagement agreement, Bark Corporation had agreed to pay to PacificWave a cash fee of 10% of the amount of all funds raised through investments resulting from the engagement and introductions made by PacifcWave. In addition, Bark Corporation had agreed to pay to PacificWave a fee equal to 5% of the value of any transaction where the investment is made for non-cash consideration. In addition, PacificWave would be issued warrants entitling it to purchase the number of shares of common stock equal to 10% of the gross value of any transaction resulting from the engagement, divided by the closing bid price of the common stock on the day of closing of the transaction. The warrants would be exercisable for a period of five years at an exercise price equal to (i) the lowest warrant exercise price of any warrants issued in connection with the transaction, and (ii) in the event no warrants are issued in the transaction, the closing bid price of the common stock on the day of closing of the transaction. Bark Corporation paid PacificWave a non-refundable cash engagement fee of $25,000 upon execution of the engagement agreement.

The engagement agreement contemplates that the $10 million equity financing would be a financing involving the issuance by us of not more 2,857,143 shares of our common stock at a price of not less than $3.50 per share for aggregate gross proceeds of not less than $10 million. This price of $3.50 per share was determined based on negotiations between Bark Corporation and PacificWave regarding projected valuations of Bark Corporation discussed between Bark Corporation and PacificWave. Investors are cautioned that there is no assurance that this offering price would be achieved or bears any relation to the market value of our common stock or that the valuations on which this offering price was based are indicative of the current market value of our company. We anticipated that this financing would be an equity financing completed through the issuance of shares of our common stock and share purchase warrants. There is no assurance that we will be able to achieve this financing or any other financing through any engagement agreement with PacificWave. PacificWave has not given us any commitment as to the completion of this financing and accordingly there is a significant risk that this financing will never occur. We will file a current report on

Form 8-K with the SEC upon completion of any financing through PacificWave in accordance with our obligations under the Exchange Act at that time. We will also disclose in our filings under the Exchange Act whether the financing has not completed or if we enter into any extension to our engagement agreement with PacificWave Partners Limited. If we are not successful in raising this financing, then we plan to reduce our operating expenses such that they are consistent with the cash inflows from our operating activities and our available sources of funds, as discussed below under “Management Discussion and Analysis – Liquidity and Capital Resources” under the heading “Cash Requirements”

Our Offices

Our principal executive and head office is located in Copenhagen, Denmark where the majority of management and professional staff are employed. We also have a representative office in Lugano, Switzerland. The address of our principal executive office is Ostergade 17-19, 3rd Floor, DK-1100 Copenhagen K, Denmark. Our telephone number is +45 7026 9926 and our fax number is +45 3332 0078.

Our History and Business Development

We commenced our business operations in October 2006 when Bark Corporation was incorporated. We expanded our business in May 2007 with the acquisition of each of Bark Copenhagen and Bark Media.

Bark Copenhagen was founded in 2002 and has evolved into a business with strong management and a client portfolio that included several blue chip accounts and cross border projects. Bark Copenhagen expanded from two employees to twenty-three employees from 2002 to 2007 when it was acquired by us. During this period, Bark Copenhagen expanded its communication expertise beyond the traditional advertising agency model to incorporate new media and advertising skills and consulting services. This included adding a digital department, developing and implementing Internet design and programming, and adding creative as well as traditional media counselling. As a result of this development, Bark Copenhagen has been able to achieve industry recognition within the Danish advertising market. Bark Copenhagen has been recognized in Denmark as being within the top advertising and media firms for strategy, advertising and creative media counselling and has won national as well as international industry awards for its advertising and marketing programs, including:

  the Arnold Award in 2004 granted by Danish Cinema Commercial,

  the Gold Diploma awarded by Creative Circle in 2005,

  the Epica Bronze Award in 2006.

Bark Copenhagen’s revenues prior to our acquisition of Bark Copenhagen were comprised primarily from fees generated from advertising and marketing services provided to its clients. As discussed below, these revenues did not include certain revenues from media placement commissions which were recognized by Bark Media.

Bark Media was organized in 2004 as a media consulting company. The revenues earned by Bark Media prior to our acquisition of Bark Media were attributable solely to revenues from media placement commissions. Under an arrangement agreed to between the previous partners of Bark Copenhagen, media placement commissions on new business created by Bark Copenhagen were owned by Bark Media. This provided a means whereby profit of new business generated by Bark Copenhagen would be shared amongst the then current active partners of Bark Copenhagen. The active partners of Bark Copenhagen comprised the shareholders of Bark Media. This arrangement resulted in revenues and corresponding profits attributable to media placement commissions being stripped out of Bark Copenhagen and recognized in Bark Media. This resulted in a reduction to the revenues and corresponding profits realized by Bark Copenhagen during 2006 and the period ended May 14, 2007.

Since completing these acquisitions, we have focused on merging the synergies of their respective skills, expanding work opportunities from their existing clients and identifying new business for these integrated solutions. We have also implemented a digital department into the agency by hiring senior skilled personnel and focused on upgrading our creative department by hiring additional senior creative directors. We believe that this expansion in our capabilities will help us to attract more large national and international client accounts.

Our Industry and Competition

We believe that the industry of commercial communication and advertising is going through a structural change. This structural change follows years with decentralisation of the core skills of advertising, namely strategy , creativity, research and media counselling. It also reflects the re-establishment of the digital and internet segment. Based on these perceived structural changes in the industry, we have identified characteristics that we believe the future optimal advertising agency must have merged, namely the skills of:

  advertising, including strategic, creative and production expertise,

  media counseling, including both on-line and off-line expertise, and digital know-how, including consulting and production expertise.

Our competitive experience is that local advertising agencies are incorporating digital skills and know-how into their businesses. We also see international advertising agencies and networks beginning to expand and build their own brands by focusing on online skills. A very few have started to focus on media counselling, primarily on-line media counseling. The traditional and new media agencies are typically using external media partners.

Our objective is to focus on providing integrated media counselling services within both the traditional and new media advertising services. We believe the changes in technology and the growth in digital media present us with opportunities to compete against traditional media agencies. These opportunities include the opportunity to pursue new media possibilities that incorporate traditional advertising skills with relevant digital know-how. We believe that these changes represent a fundamental change in the media and advertising industry and that these changes represent a growth opportunity for companies that are able to acquire and combine these new media skills with the traditional advertising model.

Our competitors include:

  advertising agencies,

  media agencies, and

  digital agencies.

We believe the following companies to be relevant examples of our key competitors in the different competitor segments. Many of these companies are significantly larger international companies and have substantially greater financial and professional resources than we have. Further, many of these competitors will have global and regional offices from which they can provide services across a wide range of markets for prospective clients. Our location in Denmark, while providing access to the European Union, may be an impediment for international markets, including the United States. Further, our size may be an impediment with potential clients who believe that they need to engage a communications agency that has greater internal resources in order to address their business and marketing needs across a wide range of products and markets. We plan to compete against these larger clients using our business strategy outlined below, which generally involves delivering effective and strategic advertising and marketing campaigns by integrating traditional advertising agency skills with media agency and digital expertise. We believe, as is the experience with a number of our clients to date, that our approach to delivering professional communications services will enable us to compete against these larger competitors, notwithstanding their access to larger resources.

Traditional Advertising Agencies

Our definition of traditional advertising agencies and networks is companies who historically and presently have primarily branded themselves on providing strategic consulting, creative development and production. These competitors include

  BBDO

  Young & Rubicam

  Bates

  EuroRSCG

  J. Walter Thompson

  McCann

The market also includes agencies that combine traditional and new media advertising, such as the following competitors:

  Fallon

  180 Amsterdam,

  Saatchi & Saatchi,

  Forsmann & Bodenfors

In addition to the companies above who are all well established companies with a worldwide network and customer base, we also experience competition from local boutique advertising and media service companies that provide traditional advertising services.

Media Agencies

Competitors that are media agencies include:

  OMD

  MediaedgeCIA

In addition to these competitors who have a worldwide representation, we also experience some minor competition from local media agencies.

Our Strategic Plans

Our strategic plan is to integrate traditional advertising agency skills with the media agency and relevant digital know-how in order to create a communications company that is able to deliver effective advertising and marketing campaigns. We believe that this transformation from a traditional advertising agency to an integrated communications company has only been done on a limited scale to date. We believe this presents us with a market opportunity to expand our business and compete with much larger competitors in the marketplace.

Our strategy is to be able to develop and implement integrated marketing activities for our clients that are effective on a structural and strategic level as well as on an emotive and creative level. We believe this is the key to the creation of effective brand recognition in what has become an over-communicated world. Today’s consumers are continually targeted by ever increasing advertising and marketing. Accordingly, there is a need for intelligent and effective ways to reach the hearts and minds of consumers in a manner which differentiates a client’s products and services. Given the financial constraints of any marketing campaign, it is necessary to create marketing campaigns that break through the background of commercial noise in order to connect with prospective customers in an effective and efficient manner.

Traditional advertising campaigns are experiencing decreasing levels of efficiency when measured against industry standard metrics, such as “targeted rating points” and “gross rating points”. As a result of these decreased efficiencies, traditional advertising can only retain its effectiveness by increasing the volume of advertising, resulting in increased cost to the client. We believe that it is necessary to seek and to understand the consumer’s inner dialogue in order to design a program of effective communication with the consumer. If we can design marketing campaigns that dominate the customer’s inner dialogue, we can create a strong anchor in the consumer’s mind for our clients’ products and services. This strong anchoring creates an authoritative brand positioning. We believe that this anchoring is typically not dependent upon the size of investments in the advertising or marketing, but on the understanding of how to anchor the inner dialogue. Our strategy is to incorporate this objective into our marketing and advertising campaigns in order to create campaigns that are efficient in terms of creating brand awareness and connection with consumers while at the same time minimizing the cost of the campaign for the client.

Our strategy includes the incorporation of various distinct elements with the traditional advertising in order to create a cutting-edge creative platform and an insightful media set-up. This requires that we incorporate our core competencies into each Bark marketing and advertising campaign. The components of our Bark business concept are summarized as follows:

  Bark Advertising – cutting edge business strategy and creativity,

  Bark Media – traditional and new media consulting,

  Bark Digital – development and production of digital platforms and digital content for the Internet; implementing television and mobile solutions based on our marketing experiences; seed and tracking and analyzing the effectiveness and penetration of marketing campaigns, and

  Bark Production – production of television commercials, dissemination of viral films, product placement and development of commercial television formats.

Our objective is to expand our operations beyond our current base in Copenhagen. We believe that we have the opportunity to be a “first-mover” within the market by implementing our strategy on an international scale. This will involve expanding the expertise that we have developed and the experience that we have gained to new markets. We believe that this strategy will require that we complete acquisitions in order to build a critical mass and a brand image as a recognized player firstly in the European communications market. We believe that we have opportunities both within Western Europe, where markets are more established, and new European market countries, where expanding economies are triggering increased spending on media and advertising budgets.

We have begun the process of identifying potential acquisition targets. We will apply the following criteria in evaluating existing media and advertising firms that we think may qualify as strategic acquisitions that will enable us to expand our business in line with our overall strategy:

  proven profitability,

  well-established in the local market,

  strong professional skills,

  dynamic and effective management,

  strong ranking amongst local industry peers, and

  proven track record in the industry.

While we have begun to implement our search for prospective acquisition targets, we believe that there will be a limited number of media and advertising firms that will meet our qualifications for acquisition. Further, even if we identify firms for acquisition, there is no assurance that we will be able to negotiate and conclude acquisitions with the principals of these firms. Accordingly, there is no assurance that we will be able to successfully implement our acquisition strategy.

Anaconda

We are presently evaluating the acquisition of an interest in Anaconda TV GmbH, a television production company incorporated in Munich, Germany. The company was founded by Mr. Matthias Lange, and two of the present major shareholders of Bark Corporation, Mr. Jesper Svane and Mr. René Lauritsen. Mr. Svane and Mr. Lauritsen own 51% of Anaconda TV through the company Bark Holding Ltd., a private company controlled by Mr. Svane and Mr. Lauritsen. Bark Corporation had concluded two option agreements dated December 12, 2007 with Bark Holding Ltd. whereby Bark Corporation acquired the right but not the obligation to purchase up to an aggregate 51% ownership interest in anaconda.tv GmbH from Bark Holding Ltd. The two options expired on December 31, 2008 and have not been extended. We plan to continue discussions regarding the acquisition of an interest in Anaconda TV, however there is no assurance that either (i) we will be able to negotiate a further option to acquire an interest in Anaconda TV, or (ii) that we will secure the financing necessary to enable us to acquire an interest in Anaconda TV.

Our Operations

Marketing Campaigns

We work with our clients to implement the full advertising and marketing campaigns from start to finish. We meet with our clients to discuss their brand and objectives and then work with them to devise an advertising and marketing strategy to achieve their objectives. This work will typically involve:

•	Definition of business and/or communication strategies:

	o	Definition of market situation and trends,

	o	Analysis and research work,

	o	Definition of the future strategic brand platform,

	o	Formulation of advertising and marketing concepts,

•	Creative development:

	o	Development of the creative platform in accordance with the brand personality,

	o	Development of creative campaign,

•	Media strategy and consulting:

	o	Advising on the optimum means of using media to reach our clients’ customers and potential customers,

	o	Coordination and production of the campaigns, for media implementation, such as television advertisements, radio commercials, Internet web sites and newspaper and magazine advertisements.

As part of our engagement, we will work with our partners in the media business in order to create and implement our clients’ marketing programs. Once we have agreed with our client on the ideas and concepts that will form the basis of a marketing campaign, we will then work to implement the campaign. We work with film producers and photographic studies in order to create the campaigns that will be distributed via media outlets to our clients’ desired customer base. This work will include, for example, arranging for the creation for the following media:

  the filming and production of television advertisements,

  the recording and production of radio commercials,

  photography and illustrations

  printing via printing houses

We work closely with these other media professionals in order to guide the creative development and implementation of the advertising and marketing campaign. We supervise the work of these professionals in order to ensure that our concept is achieved.

The marketing campaigns that we develop and implement for our clients typically range from about three months to twelve months in duration. This contrasts with the strategic part of our services which typically has a range of several years.

We are paid by our clients on a fee for services basis for this work. In addition, we may also be paid commissions for media placement and production commissions when working with external partners. Our clients will pay for the expense of the placement of the media in media outlets, such as television stations, radio stations, the Internet, newspapers and magazines.

Fee for Advertising Services

We earn the majority of our revenues in fees for services arrangements where we enter into contracts with our clients for our advertising and marketing services. The professional services that we provide encompass the following:

•	Strategic counselling:

	o	Creating business and brand strategies,

	o	Advising on product development,

	o	Providing workshops for management, board of directors and marketing departments,

•	Research and analysis:

	o	Recommending of need and methods to test different marketing challenges,

	o	Conducting focus groups, hall tests and interviews with the public

	o	Use of our own in house internet based analysis tool,

o

Conducting brain science research projects focusing on human perception and giving seminars to clients and new business targets on our findings and offering our clients the opportunity to become active partners in these projects,

•	Creative development of advertising campaigns:

	o	Definition and formulation of advertising and marketing concepts,

	o	Creative development, art direction and copy writing,

	o	Recommending creative and strategic of use of media channels,

•	Coordination and production of advertising campaigns:

	o	Coordination of the chosen campaign idea is being finalised in accordance with approved layout, including copy writing, proof reading, programming and final artwork,

	o	Coordination of collaboration with external partners such as photographers, sound studios, specialist programming, TV production companies, and printing houses,

•	Media strategy and counselling:

	o	Development of media strategy in accordance to brand position, campaign objectives, chosen target group(s), and size of investment,

	o	Advising on the optimum means of using media to reach our clients’ customers and potential customers most effective and cost efficient manner as possible,

•	Price negotiations for media costs:

	o	Negotiating cost of media for our clients. We negotiate annual agreements as well as ad hoc campaigns,

•	Coordination of campaign execution:

o

Dialogue with media partners within the chosen campaign media channels, such as television advertisements, radio, outdoor commercials, internet web sites, newspaper, magazine advertisements and mobile media.

Commissions on Media Placement

We earn commissions based on the placement of advertising on media for our clients. Under these arrangements, we are engaged by our clients to develop the ideas and the concept being behind an advertising and marketing program for our clients. We engage professionals for the creation of the advertising media which is created using outside partners, such as film and photographic studies. We then arrange with other media agencies to set up the advertising and marketing programs across a spectrum of media outlets, including television, radio, newspapers and magazines. The media agencies will arrange for the placement of the advertisements and deal directly with the media companies. We are compensated in these arrangements based on the total amount that the client ultimately spends on the marketing and advertising programs. We earn a commission in the range of 3% to 5% of the total advertising and marketing budget. These commissions are paid to us on a monthly basis. In certain circumstances, we may be paid a fee for our initial creative services, with an additional commission based on media placements.

Our Customer Base

We have a customer base comprising of a wide range of clients, including both large multi-national companies and smaller start-up business. We work with clients across a broad range of industries and brands. Our clients are presently primarily based in or connected to Denmark, however we have a number of international clients. We presently have a customer base of approximately 30 customers. Within this customer base, we have approximately five customers that account for approximately 50% of our overall revenues.

Our key customers and brands include the following:

  Statoil, a Norwegian oil and gasoline corporation,

  Simcorp, a financial software provider

  COOP, a leading Danish retail company

  Grand Marnier, an alcoholic beverage,

  Fionia Bank, a consumer bank,

  Jaegermeister, an alcoholic beverage,

  Waterfront, a retail outlet

  EVA, a kitchenware brand,

  RO’sTorv, a retail outlet,

  Tulip, a fast moving consumer goods business, and

  Gyldendal, a book publisher.

We feel that, initially, our strongest market opportunities for expansion are in Western and Eastern Europe. We feel that emerging Eastern European economies will provide significant opportunity for the commercial communication services that we provide. We are currently focused on expanding our business in the following markets: Copenhagen, Stockholm, Munich, Hamburg, Milan, Paris, Barcelona, Warsaw, Malmo,

Prague, London, Budapest and Geneva. We are experiencing an interest for our concept outside Europe and plan to explore these opportunities.

We plan to expand our business through a combination of organic growth and through acquisition of strategic businesses, subject to our achieving the necessary financing.

Our Employees

We have a total of twenty-five (25) employees as of March 31, 2009. All of our employees other than our receptionist are professional services personnel.

Our professional management team is comprised of:

Name	Professional Management Positions
Bent Helvang	Chairman of Bark Group Inc., Chairman of Bark Corporation, Bark Advertising, Bark Copenhagen, Bark Media; Chief Executive Officer of Bark Property
Anders Hageskov	President and Chief Executive Officer of Bark Group Inc., Bark Corporation and Bark Advertising
Peter Brockdorff	Chief Executive Officer of Bark Copenhagen and Bark Media
Henrik Sorensen	Vice-President of Bark Copenhagen
Daniel Soren	Chief Operating Officer of Bark Copenhagen and Bark Media
Ole Bjerre	Chief Financial Officer

The biographical experience of each of the above persons is presented in Item 10 under the heading “Directors, Executive Officers and Corporate Governance”.

Our skilled senior staff include experts within their field of work who enable us to provide consulting services and advice to our clients in the following areas:

•	Business strategy

	o	We have developed a number of strategic products that we provide exclusively to our clients,

•	Research and analysis methods and programmes.

	o	We are qualified and experienced in working with all common analysis methods

	o	We will conduct some research and analysis ourselves for the benefit of our clients

•	Human perception of commercial messages.

	o	We are among the leading companies within our industry taking part in brain science projects.

•	Creative and traditional media counselling

•	Internal learning for our clients

	o	We have personnel consulting our clients in how optimize learning within companies

	o	We teach and train our clients’ employees in new products, services and marketing activities

Intellectual Property

Our intellectual property relates to the business techniques and processes and other trade secrets that we use in order to provide our professional services. As outlined above under “Employees”, this includes intellectual property relating to our expertise in the following areas:

  Business strategy,

  Research and analysis of methods and programmes,

  Creative and traditional media counselling techniques, and

  Research into human perception of commercial messages.

While this intellectual property is important to our business success, this intellectual property is not subject to any patents, nor do we anticipate that any patents would be granted for this intellectual property. However, we may consult with patent legal counsel in the future to assess whether any of the intellectual property that we create would be eligible for patent protection. We rely on confidentiality agreements with our professional staff and non-competition agreements with our key employees in order to maintain the confidentiality of this information and to ensure that our competitors do not learn our business techniques and processes and trade secrets. However, there is no assurance that employees whose employment with us is terminated will not attempt to use this information in there new employment of businesses.

We do not own the copyright in the work that we create for our clients. Under our standard contractual arrangements, our clients will own the intellectual property that relates to the media that we generate in the course of providing our professional services.

We are in the process of preparing and submitting a trademark application for the “Bark” trade name that we use in connection with our business and professional services. This trademark application has not yet been submitted and there is no assurance that any trademark will be granted.

Government Regulation

Our industry is regulated by the local (i.e. Danish) laws for marketers as well as European Union regulations. It is our duty and responsibility towards our clients that our counselling at all times respect the law. Our account responsible employees are frequently trained in the word of the local law as well as changes that appears from time to time in order to ensure compliance with these laws.

We are required to qualify to do business in each jurisdiction in which we do business. We are further subject to laws of general application that apply to conducting business in each jurisdiction where we carry on business. There are no specific government laws or regulation, other than those of general application, that are conditions to us carrying on business and providing professional services in those jurisdictions in which we currently carry on business. As we expand our business into new jurisdictions, we will have to assess the local laws of each jurisdiction in order to ensure that we are able to carry on our business as planned.

ITEM 1A.         RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Relating To Our Business And Financial Condition

As there is a substantial doubt as to our ability to continue as a going concern, there is a significant risk that our business could fail.

Our audited financial statements for the years ended December 31, 2008 and 2007 include a note expressing doubt about our ability to continue as a going concern. The inclusion of this note was due to the fact that we have negative working capital of 4,135,000 and we reported a shareholder’s deficiency of $1,718,000 as at December 31, 2008. This note also reflects the fact that we have incurred losses to date without achieving profitable operations, including a net loss of $407,000 for the year ended December 31, 2007 and a net loss of $3,197,000 for the year ended December 31, 2008. We intend to fund our operations and expansion through future sales and equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the current fiscal year. Thereafter, we will be required to seek additional funds, either through sales and/ or equity financing, to finance our long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors could raise substantial doubt about our ability to continue as a going concern. As a result, we caution investors that there is a risk that our business could fail. Our current working capital deficit as at December 31, 2008 and our negative cash flow from operations for the year ended December 31, 2008 continue to raise substantial doubt about our ability to continue as a going concern. Accordingly, there remained a substantial doubt about our ability to continue as a going concern as at December 31, 2008, as reflected in the notes to our consolidated financial statements for the year ended December 31, 2008.

Current global economic conditions may adversely impact our financial condition, our ability to obtain financing, our ability to collect accounts receivable and the ability of our customers to continue to use our services

Recent market events and conditions, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, could impede our access to capital or increase its cost of capital. Since 2007, the U.S. credit markets experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market and a decline in the value and credit quality of mortgage-backed securities. Other adverse events include delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions worsened in 2008 and are continuing in 2009, contributing to reduced confidence in credit and financial markets around the world and the collapse of, and governmental intervention in, major financial institutions. Asset price volatility and solvency concerns have increased, and there has been less liquidity, a widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various government actions, concerns about the general condition of the capital markets, financial instruments and financial institutions persist, and stock markets have declined substantially.

These market disruptions have had a significant material adverse impact on companies in many sectors of the economy and have limited their access to capital and credit. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations. Failure to raise capital when needed or on reasonable terms may have a material adverse effect on our business, financial condition and results of operations.

Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these factors continue, our operations could be adversely impacted and the trading price of the common stock may be adversely affected.

We are also exposed to liquidity risks in meeting its operating and capital expenditure requirements in instances where cash positions are unable to be maintained or appropriate financing is unavailable. These factors may impact our ability to obtain loans and other credit facilities in the future and on favourable terms. If these increased levels of volatility and market turmoil continue, our operations could be adversely impacted and the trading price of our common stock could be adversely affected.

All of the above factors may adversely impact on our ability to secure new financing for our business, to enable us to negotiate new credit facilities, to achieve equity financing, to secure new business from our existing clients and new clients, to achieve payment of outstanding accounts receivable to and to enable our customers to engage us for our services.

Our competitors may be successful in attracting the clients that we are targeting for our advertising and media services, with the result that our revenues and ability to generate profit from our operations may be reduced.

We compete in the advertising and communications industry which is highly competitive and which we believe will become more competitive as the business of commercial communication and advertising advances. Our competitors range from large multinational companies to smaller agencies that operate in our target markets. These potential competitors also range from traditional advertising agencies to new media companies that are integrating traditional advertising services with new media advertising services, such as digital media counselling. In addition, new competitors are emerging who will compete with our business strategy of providing integrated media and advertising professional services. Both existing and new competitors will likely seek to target the same customers that we are targeting, both using traditional advertising models and the integrated media services business model that we are pursuing. In addition, many of these new competitors will have greater financial and operational resources than we do. The ability of our existing and potential competitors to attract the customers and advertising and media service work that we are targeting will reduce the revenues that we are able to achieve from our business activities, will reduce our market share and decrease our ability to generate profit from our operations.

The present size of our business may impede or limit our ability to secure new advertising and marketing engagements from the customers that we target for our professional service.

We presently have approximately twenty-five (25) employees, all but three of whom are professional services personnel. Our relatively small size will limit the scope of the projects that we are able to undertake for our existing and potential customers. As a result of our limited capacity, there is a limit both to the number of new customers that we can take on. Existing and potential customers may view our size as a limiting factor when assessing whether to engage us to undertake marketing and advertising campaigns. These customers may view their requirements as being beyond the scope or ability of our firm due to the limited number of professional personnel that employ. The determinations of our existing and potential customers not to engage us or to limit our engagement on a project may result in us losing business and corresponding revenues to our competitors with the result that our ability to achieve revenues and to expand our business may be limited.

Our location in Denmark may impede our ability to secure internationally based customers who believe that they require a more globally based advertising and media professional service provider in order to address their business and marketing requirements.

We are headquartered in Copenhagen, Denmark where our principal business operations are conducted from. Our location in Denmark, while providing access to the European Union, may be an impediment for competing in international markets, including the United States. Existing and potential customers may view our location in Denmark and our lack of international and North American offices as a limiting factor in our ability to implement their advertising and marketing campaigns. Such determinations by existing and potential customers may result in their decisions not to engage us to undertake advertising and marketing campaigns or to only engage us for a local portion of an advertising or marketing campaign, which would limit our ability to earn revenues and to expand our business.

The loss of our key customers could cause significant reduction in our business.

As at December 31, 2008, two customers accounted for approximately 36% of our accounts receivables. Three customers accounted for approximately 62% of our revenue in the year ending December 31, 2008. One of these customers, representing 29% of our revenue in fiscal 2008, has filed bankruptcy and ceased being a customer in 2008. Other than these five customers, no other customers represented more than 10% of our accounts receivable or our revenue in the year ended December 31, 2008. There can be no assurance that we will be able to continue to retain our relationships with these key customers or that these key customers will engage us for future advertising and marketing programs. Any negative changes involving our key customers, including any adverse changes in the customer’s financial condition or desire or ability to continue to engage us for future advertising and marketing programs, could result in a significant reduction in our business which would impair our ability to sustain or increase our revenues. As far as we are aware, none of these customers are presently experiencing financial distress, other than the one customer that has filed for bankruptcy. However, there is no assurance that these customers are not presently experiencing financial distress or will not experience financial distress in the future.

Our inability to retain our existing customers will restrict our ability to sustain or increase our revenues.

We rely significantly on new advertising and media engagements from our existing customers in order to generate future revenues. The preservation of these relationships are subject to many intangible factors, including the perceived success of our business in the market-place, the relationships between our professional personnel and individual employees of our customers and our client’s perception of the benefit and success of past services that we have provided for our customers. Further, we will have to be careful to work to preserve these relationships at the same time as we attempt to expand our business and secure new customers. There is no assurance that our existing customers will continue their relationships with us or engage us for new advertising and marketing programs or services. Our inability to preserve these customers relationships and secure new engagements from existing customers will restrict our ability to sustain or increase our revenues.

We rely heavily on our key executive officers and their experience and knowledge of our business would be difficult to replace in the event any of them left our company.

We are highly dependent on Mr. Bent Helvang, our chairman, and Mr. Anders Hageskov, our chief executive officer, for the management of our business and the implementation of our business strategy. While each of Mr. Helvang and Mr. Hageskov provides their services to us pursuant to written agreements and we are not aware of either Mr. Helvang or Mr. Hageskov intention to leave us, there is no assurance that we will not lose the services of Mr. Helvang or Mr. Hageskov. We do not have “key person” life insurance policies for any of our officers and key employees, including either Mr. Helvang or Mr. Hageskov. The loss of the technical knowledge and management and industry expertise that would result in the event that either Mr. Helvang or Mr. Hageskov left us could result in the disruption to our business operations and our inability to successfully implement our business strategy.

If our customers’ businesses experience reduced revenues, our customers may decide to reduce their budgets for advertising and communications which could decrease our revenues.

We depend upon the business activities of our existing and potential customers in order to generate revenues from operations. The advertising and communications industry and our ability to generate revenues is subject to changes in our customers’ underlying businesses. If our customers experience declines in their business and reduced revenues, they may decide to decrease their marketing budgets. In our experience, downturns in general economic conditions that result in our customers experiencing declines in their business can have a more severe impact on advertising and communications expenditures than on other areas, in part because many of our customers view advertising and communications expenditures as more discretionary than other operating expenditures. Accordingly, our customers may respond to economic downturns where their businesses are adversely impacted by reducing their advertising and communications budgets in order to meet their earnings goals. If our existing and potential customers decide not to proceed with advertising and marketing campaigns as a result of downturns in their businesses or decreases in their revenues, then our ability to generate revenues from providing our professional services will be reduced. As a result, our development, prospects, business, financial condition and consolidated results of operations may be materially adversely affected by downturns in the businesses of our customers.

If we are unable to collect amounts that are owed to us by our customers, then we may not be able to realize on our accounts receivable and our corresponding cash flows will be reduced.

We invoice our clients for the marketing and advertising services that we provide and, as a result, generate account receivables that are payable by our customers for the professional advertising and media services that we provide to them. We do not in all circumstances obtain payment of these amounts from our customers in advance of our providing services. Accordingly, we are at risk to the extent that we provide services that our customers either refuse or are unable to repay. Our ability to generate cash flows from operations is contingent upon the ability of our customers to pay these accounts. If our customers experience financial distress as a result of downturns in their businesses or downturns in general economic conditions, then they may not be able to pay our accounts with the result that we may not be able to realize on our accounts receivable and our corresponding cash flows will be reduced. Further, our customers may dispute the amount of the invoices that we render and in such an event we may be paid less than the amount that we have invoiced or payment may be delayed.

Our business is highly dependent on the services of our management and our employees who are specialized advertising and marketing professionals. If we cannot retain our key personnel, our business may fail.

Our business is highly dependent on the talent, creative abilities and technical skills of our specialized advertising and marketing professionals, as well as on the relationships between our professional personnel and our customers. The industry is also known for high mobility among its professionals. If we lose the services of certain management members or our other professional personnel, our ability to continue to provide professional advertising and marketing services and to maintain our client relationships could be harmed. If we are unable to continue to attract and retain additional key professional personnel, or if we were unable to retain and motivate our existing key professional personnel, we may not be able to sustain our business or execute our business expansion strategy with the result that our business may fail.

Our business strategy of development through acquisitions and investments can be risky.

Our business growth strategy includes, among other things, acquiring established advertising and communication boutique firms. We acquired Bark Copenhagen and Bark Media during fiscal 2007. In addition, we anticipate making several additional acquisitions and investments in the future. The identification of acquisition candidates is difficult and we may not correctly assess the risks related to such acquisitions and investments. In particular, our determinations and assessments of acquisition candidates involve assessments of the financial performance of the acquisition candidates and past financial performance that we observe may not be indicative of future financial performance. In addition, acquisitions could be effected on terms less satisfactory to us than expected and the newly acquired companies may not be successfully integrated into our cohesive operations or in a way that produces the synergies or other benefits we hope to achieve. If these risks materialize, the benefit that we derive from businesses that we acquire may be less than the costs to us of acquiring these businesses, with the result that our operating losses could increase.

We may be unsuccessful in evaluating material risks involved in completed and future acquisitions.

As part of our business strategy we will be regularly reviewing potential acquisitions of businesses to add to our Bark network of advertising and media agencies. As part of these reviews, we will conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. As a result, we might not realize the intended advantages of any given acquisition. If we fail to realize the expected benefits from one or more acquisitions, our results of operations and financial condition could be adversely affected.

If we do not raise the necessary capital to fully develop our business, our business may not be able to continue its growth.

Our business concept involves the creation and expansion of a network of affiliated advertising and marketing agencies under the “Bark” brand name which will require us to obtain additional capital that we presently do not have. Our ability to create this network will be contingent upon our ability to raise the necessary capital to fund contemplated and future acquisitions. In addition, even if we are successful in acquiring new advertising and marketing agencies, there is no assurance that we will be able to generate sufficient cash flows to continue to fund the operations of these acquired businesses or to generate a positive return on our investment. If we are not able to raise the necessary capital, we may not be able to acquire new businesses in accordance with our strategic plan or to adequately fund the new businesses that we acquire.

If we do not successfully integrated advertising and marketing agencies that we acquire into our business model, our business may not be able to continue its growth and we may not be able to achieved planned revenues or cash flows.

Our business concept involves the creation and expansion of a network of affiliated advertising and marketing agencies under the “Bark” brand name, and the integration and creation of consistency of our brand values throughout all of our agencies. Our ability to create this network will be contingent upon our ability to successfully integrate acquired advertising and marketing agencies into our business model in order that we can expand our client base and increase our revenues. In particular, if we are unable to ensure the continuity of the professional employees at the advertising and marketing agencies that we acquire, our ability to expand our business through acquisitions and continue our growth will be impaired. In addition, there is no assurance that customers of the advertising and marketing agencies that we acquire will continue their association with the agency as a Bark affiliated agency. Our inability to retain the customers of the advertising and marketing agencies that are acquired or implement our business plan to use these acquired agencies to expand our business and revenues, will impair our ability to grow in accordance with our business strategy and we may not be able to achieve anticipated revenues or cash flows.

There is no assurance that we will secure any financing through our engagement agreement with PacificWave Partners Limited.

Bark Corporation entered into an engagement agreement with PacificWave Partners Limited on August 17, 2007 wherein Bark Corporation engaged PacificWave to act as financial advisor to Bark Corporation in connection with the potential financing of Bark Corporation. This engagement was amended to provide for an extension to the termination date of September 30, 2008. Although this engagement agreement terminated on September 30, 2008 due to the fact that the $10 million financing contemplated by the engagement agreement had not been concluded by that date, we have continued to negotiate with PacificWave for an extension to this agreement. The agreement was in March 2009 extended to June 30,

2009 on unchanged terms. The engagement agreement contemplates that PacificWave will assist us in raising $10 million through the sale of no more than 2,857,143 shares of our common stock at a price of not less than $3.50 per share for aggregate gross proceeds of not less than $10 million. There are presently no agreements in place with any investors for this financing and there is no assurance that our engagement agreement with PacificWave, will result in us securing any financing. PacificWave has not given us any commitment as to the completion of this financing and accordingly there is a significant risk that this financing will never occur. Our inability to secure financing through PacificWave will mean that we will have less financial resources with which to pursue our acquisition strategy. We believe that the current volatility in the financial markets will make it more difficult to secure the equity financing that we are seeking through PacificWave.

If we do not raise $10 million in equity financing and we elect to repurchase shares held by the original shareholders of Bark Group Inc., then we may not have sufficient public distribution for our shares to be publicly traded on the OTC Bulletin Board.

If we are unable to raise $10 million in equity financing by June 30, 2009, we have the right to repurchase shares held by the original shareholders of Bark Group Inc. who acquired their shares prior to our acquisition of Bark Corporation. These original shareholders are named as selling shareholders in our outstanding Form S-1 registration statement. If we exercise this right to repurchase these shares, then these selling shareholders would no longer be shareholders of Bark Group Inc. The effect of this repurchase would have the result of decreasing the number of our shareholders and the number of shares that may be sold pursuant to our outstanding Form S-1 registration statement. This could result in there being insufficient distribution in the shares of our common stock for a public market to develop, with the result that our shares may not be eligible for trading on the OTC Bulletin Board. Under a second amendment agreement entered into between us and the Exwal shareholders, (i) the date for completion of the $10 million financing has been extended from September 30, 2008 to June 30, 2009, and (ii) the repurchase right is agreed not apply to any shares in respect of which we exercise the option subsequent to any sales by any such original shareholders after the effectiveness of the registration statement. Accordingly, there is a risk that we would not be able to acquire all of the shares held by the original shareholders in the event we exercise the repurchase option subsequent to the date of effectiveness of the registration statement. We presently are not certain and can give no assurance as to the likelihood of our raising the $10 million financing on the terms contemplated in our engagement letter with PacificWave or on any other terms. We do not have any guarantees for this financing and the current uncertainty in the capital markets means that there is a significant risk that we will not be able to raise this $10 million equity financing. Accordingly, there is a risk that we will exercise this repurchase right. In the event that the repurchase right is exercised, then the number of our shareholders will be reduced to approximately 42 shareholders which we believe but cannot provide assurance will be sufficient public distribution for our shares to be publicly traded on the OTC Bulletin Board.

Government regulations and consumer advocates may limit the services that we are able to provide, which could affect our ability to meet our customers’ needs, which could reduce the revenues that we are able to achieve in the future.

Government agencies and consumer groups have directly or indirectly from time to time affected or attempted to affect the scope, content and manner of presentation of advertising, marketing and corporate communications services, whether through regulations or other governmental actions. Any such limitations on the scope of the content of our services could affect our ability to meet our customers’ needs, which could reduce the revenues that we are able to earn from client revenues and have a material adverse effect on our results of operations and financial condition. In addition, there has been an increasing tendency on the part of businesses to resort to the judicial system to challenge advertising practices. We cannot assure investors that such claims by businesses or governmental agencies will not reduce the revenues that we are able to achieve in the future.

We may be exposed to liabilities from allegations that certain of our customers’ advertising claims may be false or misleading or that our customers’ products may be defective.

We may be, or may be joined as, a defendant in litigation brought against our customers by third parties, our customers’ competitors, governmental or regulatory authorities or consumers. These actions could involve claims alleging, among other things, that:

  advertising claims made with respect to our customers’ products or services are false, deceptive or misleading;

  our customers’ products are defective or injurious and may be harmful to the others; or

  marketing, communications or advertising materials created for our customers infringe on the proprietary rights of third parties since client-agency contracts generally provide that the agency agrees to indemnify the client against claims for infringement of intellectual or industrial property rights.

The damages, costs, expenses or attorneys’ fees arising from any of these claims could have an adverse effect on our prospects, business, results of operations and financial condition to the extent that we are not adequately insured against such risks or indemnified by our customers. In any case, the reputation of our agencies may be negatively affected by such allegations.

U.S. investors who obtain judgments against our officers or directors for breaches of U.S. securities laws may have difficulty in enforcing such judgments against our officers and directors.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. All of our directors and officers are residents of Denmark or Switzerland and all or a substantial portion of their assets are located outside the United States. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our directors and officers or to enforce, inside or outside of the United States, any judgments of United States courts predicated upon civil liabilities under the United States Securities Exchange Act of 1934, as amended. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Denmark by a Danish court if the U.S. court in which the judgment was obtained is determined by the Danish court not to have had jurisdiction in the matter. Even if the Danish court was to find jurisdiction, the judgment as a rule would not be enforceable against any director or officer in Denmark. Furthermore, an original action might not be able to be brought successfully in Denmark against any of such persons predicated solely upon such civil liabilities. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our directors and officers.

We have identified a material weakness in our internal controls over financial reporting that, if not corrected, could result in material misstatements in our financial statements.

We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the audit of our financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and December 31, 2007, , our auditors and we have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

The PCAOB defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

  a control necessary to meet the control objective is missing; or

  an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.

A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or qualifications to perform the control effectively.

The material weakness identified results from currently inadequate external reporting, technical accounting and tax staff, inadequate integrated financial systems and financial reporting and closing processes, and inadequate written policies and procedures. Specifically, the following items were identified:

  we do not currently have a sufficient complement of external reporting, technical accounting or tax staff commensurate to support standalone external financial reporting under public company or SEC requirements;

  we do not have a fully integrated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes; and

  we have not commenced design, implementation and documentation of the policies and procedures used for external financial reporting, accounting and income tax purposes.

We are in the process of implementing changes to strengthen our internal controls. Additional measures may be necessary and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

As a public company, we will be required to document and test our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, which requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors on our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with the audit of our financial statements for the year ending December 31, 2009.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and any trading price of our stock could drop significantly.

We are incurring a significant portion of our operating expenses in Europe and we are therefore subject to currency risks.

Our consolidated financial statements are reported in United States Dollars. Our main operations are currently based in Europe and the majority of the operating expenses are incurred in Danish Crowns (DKK) or the Euro and we have a loan in Swiss Francs (CHF), while investments into the Company will be in United States Dollars. Therefore, our expenses and any future investments or income may be vulnerable to fluctuations in exchange rates. We currently do not enter into foreign exchange contracts to cover our exposure to exchange rate fluctuations. Any failure to adequately manage foreign exchange risk may adversely affect our business.

Risks Relating To Our Common Stock

Our principal shareholders will be able to exert significant control over the election of our directors and the management of our business and their interests may differ from those of our other shareholders

Our principal shareholders include our directors, Mr. Bent Helvang, Mr. Klaus Aamann and Mr. Jesper Svane, Mr. Anders Hageskov, our chief executive officer, and Sapiens Alliance Ltd., a private company controlled by Mr. Rene Lauritsen. These shares are held both directly and indirectly through privately controlled corporations. As of April 5, 2009, these principal shareholders owned or controlled 11,383,597 shares of common stock, representing 70.2% of our outstanding shares of common stock. By virtue of their shareholdings, our principal shareholders will be able to elect members of our board of directors, control our management and affairs and cause or prevent corporate transactions such as mergers, consolidation or the sale of all or substantially all of our assets. The interests of our principal shareholders may differ from that of other shareholders, with the result that our principal shareholder may cause us to enter into transactions that may be not be viewed as favourable by our other shareholders.

We have not paid any dividends and there is no assurance that we will pay dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. There is no assurance that we will pay dividends in the future.

We may issue additional shares in the future and these sales will result in dilution to our existing shareholders and may reduce the market price of our shares

We will require additional financing in order to achieve our acquisition strategy and to expand our business operations. We may determine to offer additional shares in the future in order to achieve this financing. This may include additional shares that we issue pursuant to any equity financing arranged pursuant to our financial advisory agreement with PacificWave Partners Limited, if we are successful in completing any such financing. Any additional offering of shares will result in dilution of the proportionate interests of our existing shareholders in the Company. Further, any sales of additional shares by us or a public perception that such an offering or such sales may occur, could have an adverse effect on the market price of our shares.

For reasons outside our control, our stock price can be volatile.

The market price of our common stock can be highly volatile and fluctuate widely in price in response to various factors, many of which are beyond our control, including:

  the success of our competitors in attracting the customers and business that we are targeting;

  additions or departures of key personnel;

  sales of our common stock;

  our ability to integrate operations, technology, products and services;

  our ability to execute our business plan;

  operating results below expectations;

  loss of any strategic partner or relationship;

  industry developments;

  economic and other external factors; and

  period-to-period fluctuations in our financial results.

Because we have a limited operating history and have earned minimal revenues to date, any one of these factors may have a material adverse effect on our business, results of operations and financial condition. Our stock price may fluctuate widely as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock into the public market by the selling shareholders named in our outstanding Form S-1 registration statement and by other shareholders who become eligible to sell in reliance of Rule 144 may result in significant downward pressure on the price of our common stock.

We have registered the resale by the selling shareholders named in our outstanding Form S-1 registration statement of 4,642,151 shares of our common stock, representing approximately 28.6% of our current issued and outstanding shares of common stock. In addition, additional shares became eligible for resale pursuant to Rule 144 of the Securities Act of 1933 on March 1, 2009, being the date that is one year from the date that we completed the acquisition of Bark Corporation. Sales of a substantial number of shares of our common stock into the public market by the selling shareholders pursuant to our outstanding Form S-1 registration statement or pursuant to Rule 144 may result in significant downward pressure on the price of our common stock. Further, if we complete any additional sales of our equity securities, then resales of these securities pursuant to Rule 144 could also result in significant downward pressure on the price of our common stock. This downward pressure could result in the market price of our common stock being depressed. Further, we are planning to complete additional equity financings involving the issuance of shares of our common stock. Sales by new investors in reliance of Rule 144 may result in further downward pressure on the price of our common stock.

Since our shares became quoted on the OTC Bulletin Boards, our common stock is subject to the “Penny Stock” rules of the SEC, which make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our common stock is presently eligible for trading on the Financial Industry Regulatory Authority Inc.’s OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.             PROPERTIES

We own the premises in which our principal executive offices are located at Ostergade 17-19, 3rd Floor, 1100 Copenhagen K, Denmark. We acquired these premises in October 2007. These premises are comprised of 833 square meters (equal to approximately 8,966 square feet). These premises are professional offices in which all of our professional staff are presently located, other than Mr. Anders Hageskov, our chief executive officer, who provides his services from our Lugano, Switzerland office. These premises are presently adequate for our current needs for the operations.

We presently have a representative office in Lugano, Switzerland from which Mr. Anders Hageskov, our chief executive officer, provides his services. Our office in Lugano is comprised of 116 square meters (equal to approximately 1,250 square feet). This office is a professional office and is presently adequate for our current needs. These premises are leased by Lugano Communications Ltd. We reimburse Lugano Communications for the expenses attributable to these premises pursuant to our management services agreement with Lugano Communications, as described below under “Certain Relationships and Related Transactions”.

ITEM 3.             LEGAL PROCEEDINGS

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($212,000), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, we paid DKK 242,500 ($52,000) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($160,100), representing the IP element of the claim. As at December 31, 2008 and as of the date of Annual Report, we believe that, in order to settle the IP element of the claim, a payment will be required. We have provided in our annual financial statements for the year ended December 31, 2008 for an amount of DKK 250,000 ($47,300) that is considered to be a probable and reliable estimable of the amount that will be required to settle these claims. To date, no legal proceedings have been commenced in respect of these claims.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2008 to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC Bulletin Board under the symbol “BKPG” on February 5, 2009. There was no public trading of our common stock during our fiscal year ended December 31, 2008. There is as of yet no established public market for our common stock.

Holders

The number of holders of record of our common stock, $0.001 par value, as of March 31, 2009 was approximately 79.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as disclosed below, we did not issue any securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2008:

  We issued 12,964,548 post-split shares of our common stock February 29, 2008 to acquire Bark Corporation pursuant to a share purchase agreement between us and the former principal shareholders of Bark Corporation dated February 29, 2008 and pursuant to action of the board of directors of Bark Corporation. These shares were issued in consideration for the transfer to us by the former shareholders of Bark Corporation of all of the outstanding share capital of Bark Corporation. We completed this offering pursuant to Section 4(2) of the Securities Act and Rule 903 of Regulation S of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the former shareholders of Bark Corporation. These shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act. In addition, the issuance of shares to the former shareholders of Bark Corporation was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, in which we did not engage in any directed selling efforts, as defined in Regulation S. Each former shareholder of Bark Corporation represented to us that it is not a U.S. person, as defined in Regulation S, was not acquiring the shares for the account or benefit of a U.S. Person and did not execute the share purchase agreement in the United States.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this annual report, we had not adopted any equity compensation plans and, as at December 31, 2008, did not have any equity compensation plans outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward looking-statements that involve risks and uncertainties. See “Forward-Looking Statements” below. The following discussion should be read with our audited consolidated financial statements and the notes to the financial statements included in “Item 8. Financial Statements and Supplementary Data.”

Amounts presented below in Danish Crowns (DKK) have been converted into U.S. Dollars as at December 31, 2008 or as at December 31, 2007, as reflected in the audited financial statements for Bark Group, unless otherwise specified.

Overview and Presentation of Financial Information

We were incorporated as “Exwal Inc.” on July 5, 2005. We acquired Bark Corporation on February 29, 2008 in a transaction whereby we issued 12,964,548 shares of our common stock to the shareholders of Bark Corporation for all of the outstanding share capital of Bark Corporation. We were a shell company with minimal assets and operations prior to the completion of this acquisition. We completed the change of our corporate name to “Bark Group Inc.” as a condition to the completion of closing of the acquisition. Our original sole executive officer and director was replaced by the management team of Bark Corporation concurrent with the closing of this acquisition.

Bark Corporation completed the reverse merger with us as part of its strategy to seek trading on its shares on the OTC Bulletin Board and to pursue equity financing as a publicly traded U.S. corporation. The principal shareholders of Bark Corporation were of the view that U.S. investors would be more willing to invest in the business of Bark Corporation through a publicly traded U.S. corporation versus a privately held Danish corporation. This is based in part on management’s historical experience that investors in the United States have a better understanding of the marketing and advertising industry and Bark Corporation’s strategy within this industry than investors in other markets. Further, management of Bark Corporation was of the view that shares in a publicly traded U.S. corporation would be more attractive as acquisition consideration in the event that we attempt to acquire a new business through the issuance of new shares of our common stock. This was a particular consideration in view of the fact that management’s long term plans include expansion into the U.S. market, although no such expansion is anticipated during 2009 or 2010. There is no assurance that our becoming a publicly traded U.S. corporation will either enable us to secure additional financing, that we will enter into acquisition agreements where we issue shares of our common stock as consideration for the acquisition or that we will eventually enter the U.S. market. We believe that any acquisitions within the current fiscal year or in fiscal 2010 will be acquisitions of businesses based in Europe. We do not have any plans to complete any acquisition of any U.S. based company within the current fiscal year or during fiscal 2010.

The reverse merger also offered the advantage of achieving this objective while at the same time adding to our base of shareholders. Without the inclusion of an increased number shareholders, management of Bark Corporation was of the belief that there would not be sufficient distribution for trading of the Company’s shares on the OTC Bulletin Board to be approved.

Bark Group Inc. (formerly Exwal Inc.)

Prior to the completion of the acquisition by Bark Group Inc. of Bark Corporation, Bark Group Inc. was a “shell company”, as defined under SEC regulations, existing under the name “Exwal Inc.” with minimal assets and operations. The transaction that resulted in the acquisition of Bark Corporation by Bark Group Inc. involved the issuance of equity of Bark Group Inc. to the shareholders of Bark Corporation, resulting in the former shareholders of Bark Corporation controlling the majority of the shares of Bark Group Inc. This transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company, namely Bark Corporation, for the net monetary assets of the shell corporation, namely Bark Group, accompanied by a recapitalization. The accounting is identical to that of a reverse acquisition, except that no goodwill or other intangible should be recorded. As such, Bark Corporation is treated as the acquirer for accounting purposes and Bark Group Inc. is treated as the acquiree for accounting purposes, each notwithstanding the legal form of the acquisition.

The financial information in this discussion of our results of operations has been derived from the financial statements of Bark Corporation. Prior to the acquisition of Bark Corporation, we had no independent operations and had limited operating costs. The financial statements utilize the capital structure of the Bark Group and the assets and liabilities, results of operations and cash flows of Bark Corporation. The computation of loss per share has been retroactively restated to reflect the capital structure of Bark Group.

Bark Corporation

Bark Corporation, incorporated on October 9, 2006, is a holding company that conducts its operations through its 87.3% owned subsidiary Bark Advertising, that was incorporated on October 12, 2006 and the wholly owned subsidiary Bark Property that was incorporated on September 28, 2007. On May 14, 2007 Bark Advertising purchased 100% of the capital stock of Bark Copenhagen, formerly known as Living Brands A/S, and 100% of the capital stock of Bark Media, formerly known as Radar 360 ApS.

Bark Copenhagen

Bark Corporation, through its subsidiary Bark Advertising, completed the acquisition of Bark Copenhagen on May 14, 2007 for a purchase price of DKK 12,000,000 (equivalent to $2,191,300) which was paid by (i) the cash payment of DKK 3,594,000 (equivalent to $656,300), and (ii) the issue of 651 Class B shares of Bark Advertising to the shareholders of Bark Copenhagen with a value of DKK 8,406,000 (equivalent to $1,535,000). These shares are included as a minority interest in our consolidated balance sheet as at December 31, 2008 and 2007.

The acquisition of Bark Copenhagen has been accounted for under the purchase method of accounting which requires the purchase price to be allocated to the net assets and liabilities acquired based on their fair value at the date of acquisition. After identifying certain intangible assets, Bark Corporation allocated $2,074,000 of the purchase price to goodwill associated with the Bark Copenhagen acquisition, which is the difference between the price paid for Bark Copenhagen and the fair value of the assets and liabilities acquired.

Bark Media

Bark Corporation, through its subsidiary Bark Advertising, completed the acquisition of Bark Media on May 14, 2007 for consideration comprised of the cash payment of DKK 6,000,000 (equivalent to $1,095,600).

The acquisition of Bark Copenhagen has been accounted for under the purchase method of accounting which requires the purchase price to be allocated to the net assets and liabilities acquired based on their fair value at the date of acquisition. As no intangible assets were identified, Bark Corporation allocated $1,043,000 to goodwill associated with the Bark Media acquisition, which is the difference between the price paid for Bark Media and the fair value of the net assets and liabilities acquired.

Bark Property

Bark Property is a subsidiary of Bark Corporation A/S owning our premises comprised of approximately 830 square meters at Ostergade, 17-19 ( the walking street) in the center of Copenhagen.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to our consolidated financial statements included herein. Several accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and outside sources and various other assumptions that we believe to be reasonable under the circumstances. Significant accounting policies which we believe involve the application of significant judgment and discretion by management and are therefore “critical” accounting policies include:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for revenue recognition, impairment of goodwill and other intangible assets, depreciation of tangible assets, work in process and accounts receivables. Actual results could differ from those estimates.

Revenue recognition

Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which it earns commissions and fees vary significantly. Direct costs include fees paid to external suppliers where they are retained to perform part or all of a specific project for a client and the resulting expenditure is directly attributable to the revenue earned. Revenue is stated exclusive of VAT (value added tax), sales taxes and trade discounts.

Revenue is typically derived from commissions on media placements and fees for advertising services. Revenue may consist of various arrangements involving fixed fees, commissions, or incentive-based revenue, as agreed upon with each client.

We earn commissions from referrals of services to other vendors, marketing agencies, who ultimately provide the end service to the customer. Commissions are generally earned on the date of broadcast or publication.

Revenue for our fixed-fee contracts is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be recognized in two principal ways: proportional performance or completed contract.

  Fixed-fee contracts are generally recognized as earned based on the proportional performance method of revenue recognition. In assessing contract performance, both input and output criteria reviewed. Costs incurred are used as an objective input measure of performance. The primary input of all work performed under these arrangements is labor. As a result of the relationship between labor and cost, there is normally a direct relationship between costs incurred and the proportion of the contract performed to date. Costs incurred as a proportion of expected total costs is used as an initial proportional performance measure. This indicative proportional performance measure is always subsequently validated against other more subjective criteria (i.e. relevant output measures) such as the percentage of interviews completed, percentage of reports delivered to a client and the achievement of any project milestones stipulated in the contract. In the event of divergence between the objective and more subjective measures, the more subjective measures take precedence since these are output measures.

  Certain fees (such as for marketing services related to rebates offered by clients to their external customers) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis if any of the criteria of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance.

Incentive-based revenue typically comprises quantitative criteria. Revenue is recognized when the quantitative targets have been achieved. To date, such incentive-based revenue has been immaterial.

In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. For a substantial portion of our client contracts we act as principal as we are the primary obligor and bear credit risk related to the services we provide. In these contracts we record revenues and costs of revenues gross. In certain contracts we record a net amount principally on those contracts where we earn a commission.

Business Combinations

We account for our acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions. Finite-lived identifiable intangible assets are amortized over its expected life on a straight-line basis, as this basis approximates the expected cash flows from the Company’s existing definite-lived identifiable intangible assets over the expected future.

Goodwill is accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of this statement, our goodwill is tested for impairment on an annual basis. We elected to conduct our impairment tests in March. Since inception, we have operated in one reporting unit. This unit is tested for impairment by comparing the implied fair value of the reporting unit with the carrying value of that unit. Implied fair value is determined based on a valuation study performed by us using the discounted cash flow method and the estimated market values of the reporting units. No impairment of goodwill was recognized during the years ended December 31, 2008 and 2007.

We recorded goodwill in 2007 in connection with our acquisition of each of Bark Copenhagen and Bark Media, as discussed above.

Overview of 2008

During 2008, our management’s focus was on successfully completing the registration of our common stock with the SEC in the United States to enable our common stock to become eligible for trading on the OTC Bulletin Board. The Securities and Exchange Commission declared our Form S-1 registration statement effective on December 17, 2008. Trading of our common stock on the OTC Bulletin Board commenced on March 16, 2009. These efforts caused us to incur approximately $1,512,000 in listing expenses and considerable time and effort by our management.

In addition, we have also been focusing our energies on integrating our previous acquisitions and restructuring and rightsizing our staff.

Our strategy moving forward is to pursue the acquisition of additional businesses in our industry with the objective of increasing the size of our business, with the overall objective of increasing our revenue and profits, subject to our raising additional financing. We intend to finance these acquisitions with the proceeds from the issuance of additional equity or debt. We plan to pursue an equity financing in the amount $10 million in 2009, but we can provide no assurance as to whether we will be successful in such efforts.

Results of Operations

	Year ended
	December 31, 2008 (in thousands USD, except per share amounts)	December 31, 2007 (in thousands USD, except per share amounts)
Net revenue	8,683	4,792
Cost of revenues	(6,441)	(2,835)
Gross Profit	2,242	1,957
Selling, general and administrative expenses	(3,423)	(1,725)
Depreciation and amortization	(209)	(118)
Listing expenses	(1,512)	-
Income (loss) from operations	(2,902)	114
Interest income	16	32
Interest expense	(448)	(514)
Benefit (provision) for income taxes	32	(30)
Loss (income) allocated to minority interest holders	105	(9)
Net loss	(3,197)	(407)
EITF D-98 adjustment – excess of redemption amount ov ARB 51 adjustment	(51)	(1,383)
Loss available to common shareholders	(3,248)	(1,790)
Loss per share, basic and diluted (1)	$ (0.21)	$ (0.12)

(1)	In accordance with EITF Issue D-98, basic and diluted loss per share has been calculated based on the loss available to common shareholders.

Revenues

We derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

  fees for advertising services,

  commissions on media placements,

  incentive based revenue, or

  a combination of all of the above

The majority of our revenues are attributable to revenues earned on a fee for services basis for the advertising and marketing services that we provide. The next key component of our revenues are commissions that we earn from the placement of media through media outlets. We presently earn commissions from media placements from approximately five customers. See “Critical Accounting Policies – Revenue Recognition” above. We also earn commissions for our handling of production of campaign elements being i.e. production of TV spots or printed materials

Bark Group achieved its initial revenues commencing in October 2006. Revenues for the period from October 9, 2006 to December 31, 2006 were $70,000. These initial revenues were comprised of fees generated from the initial advertising and marketing services that we provided. Our revenues increased significantly during 2007 to $4,792,000 as a result of our acquisition of LivingBrands and Radar 360 (now named Bark Copenhagen and Bark Media) and as a result of the implementation of our business strategy in these acquired companies. The effect of the implementation of our strategy being increasing our offer to the market of advertising and marketing services and a more senior skilled staff also increased the number of clients and the following revenue and profit.

Our revenues increased during fiscal 2008 to $8,683,000 from $4,792,000 in 2007. These increased revenues again reflect our acquisition of Bark Copenhagen and Bark Media, which occurred on May 14, 2007 and the subsequent expansion of our business and a corresponding increase in the number of our clients that continued through 2008 from 2007. However, in the fourth quarter of 2008 we lost our biggest client S. Trading (Totempo) which represented 29% of revenues in 2008. This loss was the main reason for a drop in revenues in the fourth quarter of 2008 to $1,569,000 from $2,256,000 in the fourth quarter of 2007. In the first two months of 2009 we have gained three significant customers which we believe will help us to compensate for the loss of S Trading. The reason for the loss of S Trading as a client was its lack of financing, due to the present crisis in the financial markets and subsequent economic down turn. This led to S. Trading’s closure in February, 2009.

We anticipate that we will start the process of undertaking media placements directly, rather than collaborate with media agencies. We anticipate that this shift will increase our revenue and profit on media placement. We expect to be able to undertake these services due to our expanded business operations in the second half year of 2009. In circumstances where we make media placements directly, we plan to invoice our clients with the full cost of the placement of the media with the media outlets. Under these arrangements, we may receive a higher commission of approximately 5%, rather than a commission of 3% to 4% that we would earn if we placed the media using a media agency.

Cost of Revenues

Our cost of revenues are attributable to direct costs that we incur to produce a final communication product incorporating the marketing and advertising concepts that we develop. The final communication product is then delivered to media outlets who then broadcast to the public. These direct costs include, for example, the following:

  a portion of salaries for professional staff attributable to providing professional services,

  consultancy fees,

  film production,

  photography,

  web site design,

  production of radio commercials,

  printed materials, and

  layout of advertisements for newspapers and magazines.

These expenses represent external costs that we pay to third parties as part of the creation and implementation of advertising and marketing campaigns for our clients. These expenses do not include the cost of placement of media through media outlets as these costs are incurred directly by our clients. See “Critical Accounting Policies – Revenue Recognition” above.

Our cost of revenues increased in fiscal 2008 to $6,441,000 or 74.2% of our total revenues, compared to cost of revenues in fiscal 2007 of $2,835,000 or 59.2% of our total revenues. The increase in cost of revenues reflected relatively higher external production costs incurred to produce films and other advertising material, as well as increased salaries paid to professional staff. Our number of employees increased, on an average basis, from 17 in 2007 to 25 in 2008. Cost of revenues will increase proportionally with revenues, other than media placement costs that we anticipate will increase significantly due to the fact that we have previously been using media agencies to place ads in media advertisements. Accordingly, cost of revenues as a percentage of revenues are anticipated to increase.

As discussed above, we anticipate that our costs of revenues may increase during fiscal 2009 if we start to complete media placements directly with media outlets, as planned. In this event, we anticipate that our costs of revenues will increase as a percentage of revenues as we complete this transition.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include the following expenses:

  salaries for administrative staff and administrative functions, which in fiscal 2008 equaled approximately 36% of total selling, general and administrative expenses and 37% in fiscal 2007,

  fees to our chief executive officer and our chairman which are not included in salaries, which in fiscal 2008 and 2007 equaled approximately 17% and 21%, respectively, of total selling, general and administrative expenses, a portion of stock based compensation relating to stock issued to 2 employees on September 30, 2007 with a vesting period of 37 months equaled $256,000 in fiscal 2008 and $164,000 in fiscal 2007,

  office rental and associated office costs,

  professional expenses, including lawyers, auditors and other consultancy costs (excluding expenses classified as listing expenses),

  client marketing, travel and entertainment expenses,

  allowance for doubtful accounts, and

  information technology costs.

Our selling, general and administrative expenses in fiscal 2008 increased to $3,423,000, compared to $1,725,000 for fiscal 2007. These increased expenses reflect our acquisition of Bark Copenhagen and Bark Media in the second quarter of 2007 and the continued expansion of our business and increased number of staff (from 17 to 25, on an annual average basis) since this acquisition. Furthermore, allowance for doubtful accounts were $251,000 in fiscal 2008 compared to nil in fiscal 2007, resulting in a corresponding increase to selling, general and administrative expenses. The increase of allowance for doubtful accounts is due to the bankruptcy of S. Trading, our former largest customer, and a corresponding allowance of $251,000 with respect to this receivable.

Depreciation and Amortization

Depreciation includes depreciation on building, plant, equipment and amortization of customer relationships.

Depreciation and amortization was $209,000 in fiscal 2008, compared to $118,000 in fiscal 2007. Depreciation and amortization in fiscal 2008 was principally attributable to amortization of customer relationships, with the balance associated with depreciation of building, plant and equipment.

Listing Expenses

Listing expenses include amounts that we pay to our legal and accounting professional advisers and to DeBondo Capital in connection with efforts to achieve trading of our common stock on a public market in the United States. These expenses include legal, audit and related expenses attributable to the filing of a registration statement with the SEC.

Listing expenses were $1,512,000 in fiscal 2008. There were no listing expenses in fiscal 2007. Expenses during 2008 reflected the fact that we finalized the audit of our financial statements for the year ended December 31, 2007 and filed our initial registration statement and amendments with the SEC in 2008. We anticipate that these expenses will decrease in 2009 as our registration statement was declared effective by the SEC in December 2008.

Interest Expense

Interest expense includes interest that we pay on our loans from Danske Bank and Realkredit Danmark. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

In May 2007, Bark Corporation received a non-interest bearing loan for DKK 3,000,000 ($591,000). On the date of issuance, we agreed to convert the loan into common shares at a rate of DKK 8.00 per share. As the conversion rate was below than the value of the shares on the date of issuance, Bark Corporation applied EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" to compute the beneficial conversion feature. In September 2007, Bark Corporation converted this loan into common shares resulting in an additional interest expense in the period of $366,000.

Interest expense increased to $448,000 in fiscal 2008, compared to $148,000 in fiscal 2007 (without the beneficial conversion feature) of $366,000). Our increased interest expense is primarily attributable to (i) the loans that we have obtained to finance the acquisition of Bark Copenhagen and Bark Media on May 14, 2007 and our Copenhagen premises in September 2007, (ii) loans that we obtained in 2008 to fund our ongoing operations and (iii) capital leases to acquire office equipment.

Loss before income taxes and minority interest

Our loss, before income taxes and minority interest, was $3,334,000 for fiscal 2008, compared to a net loss of $368,000 for fiscal 2007. Our increased losses, compared to fiscal 2007, reflected (i) reduced margins on revenues, (ii) increased selling, general and administrative expenses, and (iii) our listing expenses of $1,512,000 incurred in fiscal 2008.

Income taxes

Our effective tax rate was a benefit of 0.9% for fiscal 2008, as compared to a cost of 8.0% for fiscal 2007. The difference between the effective rates for fiscal 2008, as compared to fiscal 2007, resulted from our establishment of a valuation allowance in fiscal 2008 against our net deferred tax assets. We recorded a deferred tax asset due to our in fiscal 2008, however a valuation allowance of $766,000 for fiscal 2008 was created to reduce our net deferred tax assets to Nil as of December 31, 2008 due to the uncertainty as to whether we will generate sufficient taxable income to realize the assets.

We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Income allocated to minority interest holders

Loss allocated to minority interest holders increased to $105,000 for fiscal 2008 as compared to income allocated to minority interest holders of $9,000 for fiscal 2007. The loss and income allocated to minority interest is attributable to our owning 87.3% of subsidiary, Bark Advertising, with minority shareholders owning the balance of Bark Advertising.

Loss Available to Common Shareholders

Our loss available to common shareholders was $3,248,000 for fiscal 2008, compared to a loss of $1,790,000 for fiscal 2007.

Liquidity and Capital Resources

Cash and Working Capital

Our cash declined to $86,000 as at December 31, 2008 while our working capital deficit increased to $4,135,000 as at December 31, 2008, compared to cash of $768,000 and a working capital deficit of $2,584,000 as at December 31, 2007. The increase to our working capital deficit is due to our loss in fiscal 2008 and the reclassification of our Danske Bank credit line from long-term debt to short-term debt in the amount of $1,135,300. This reclassification was required as this loan expires on May 18, 2009. We are currently discussing an extension of the loan to coincide with anticipated capital raise. Danske Bank has not yet decided on the terms for an extension of the loan and accordingly we can provide no assurance that a loan extension will be obtained. The decrease in cash from December 31, 2007 to December 31, 2008 was primarily attributable to our loss in fiscal 2008.

Cash Requirements

We are presently experiencing negative cash flows from our operating activities and we have a working capital deficit. Additionally, as of December 31, 2008, we reported a shareholders’ deficit which resulted primarily from operating losses incurred in 2008 and 2007. Our working capital deficit was $4,135,000 as of December 31, 2008. We are using cash of approximately $400,000 per quarter in operations. Based on our current forecast, we anticipate that we will use approximately $5,735,000 ( being comprised of (i) negative working capital of approximately $4,315,000, and (ii) expected use of cash of $1,600,000 in 2009) over the next twelve months in order to sustain our current operations and pay our current liabilities. This amount does not include any funds necessary for us to expand our business. We will require further additional financing in order to pursue the expansion of our business, either through growth or acquisitions.

Our sources of additional cash, in addition to cash from operations and out operating line of credits, include our loan commitment of DKK 4,000,000 ($756,900) from Bark Holding. Bark Holding is a company registered in British Virgin Islands and is controlled by two of our major shareholders. We plan to use our loan from Bark Holding to finance our operations over the next twelve months. However, we will require additional financing beyond this loan in order to conduct our business in accordance with our plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances has been made on this loan commitment as of April 7, 2009. We plan to conduct an equity financing of our securities, as outlined below, in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If we are not successful in obtaining additional financing, we will reconsider our acquisition strategy and will further reconsider whether our status as a public company is beneficial from a cost benefit perspective. Any decisions made in this regard, may impact our ability to expand our business.

We have filed a registration statement with the SEC in the United States and our common stock has now commenced trading on the OTC Bulletin Board. This has been done as an initial step in our efforts to raise additional financing. We are of the belief that investors may be more willing to invest in a company which has a public market for its securities. We also entered into the engagement agreement with PacificWave Partners Limited with the objective of securing additional financing in the amount of $10 million. There is no assurance that we will raise any additional financing from either PacificWave Partners Limited or any other investors. We believe that the current volatility in the financial markets will make it more difficult for us to complete an equity financing, either through PacificWave Partners Limited or through any other party. Our agreement with PacificWave Partners Limited has been extended until June 30, 2009. We also plan to pursue alternate financing beyond the arrangement with PacificWave Partners Limited, which may be either debt or equity financing. We do not have any commitments for any such financing in place. If we are not successful in raising additional financing, then we may not be able to expand our business as anticipated. If we are successful in raising additional financing, then we will adjust our expansion plans based on the amount of funds available to us. We may also determine to use a portion of the proceeds to repay outstanding debt.

Bank Indebtedness

Bark Corporation borrowed DKK 9,000,000 (equivalent to $1,773,400 as at December 31, 2007) pursuant to a credit facility with Danske Bank in May 2007 in order to enable Bark Corporation to complete the acquisition of Bark Copenhagen and Bark Media. As at December 31, 2007, the amount outstanding under this credit facility was $1,773,000. In addition, we had pledged as at December 31, 2007 restricted cash of DKK 3,000,000 ($591,100) as security for this loan. This loan is repayable on May 18, 2009

Corporation's bank credit line was temporarily increased by DKK 1,000,000 ($189,200) until August 31, 2008. The bank subsequently in September 2008 extended this increase to Bark Corporation’s credit line to October 15, 2008 and further to October 31, 2008. The bank in November 2008 granted a further extension to this increase to Bark Corporation’s line of credit to January 31, 2009. On February 24, 2009 it was extended to May 18, 2009. There is no assurance that any further extension will be granted by the bank beyond May 18, 2009. Total credit line on this loan was DKK 7,000,000 ($1,251,000) as of March 31, 2009. Current interest rate of this loan is 5.75%. At December 31, 2008, the outstanding balance of line of credit was $1,353,000 including accrued interest on the outstanding balance of line of credit.

Bark Property obtained a DKK 21,900,000 (equivalent to $4,315,300 as at December 31, 2007) mortgage loan from Danske Bank in October 2007 in order to enable us to acquire our head office property in Copenhagen. The credit facility contract for this loan stated that the credit facility would be discharged by the proceeds of a mortgage loan and a new foreign currency loan by no later than December 31, 2007. As contemplated in the credit facility contract, Bark Property repaid a portion of this loan from the proceeds of two additional loans obtained from Danske Bank in March 2008 totaling DKK 7,000,000 ($1,324,500). These two loans are being amortized with quarterly payments over a term of fifteen years ending February 2023. The interest rate is fixed quarterly as “Danske Bor” plus a margin of 3.00%. At December 31, 2008, the remaining outstanding balance of these loans aggregating $1,087,000.

The remaining balance of the initial bridge loan in the amount of DKK 14,900,000 ($2,819,300) was refinanced on May 16, 2008 with a loan bearing variable interest of currently 5.4% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 20 years) from Realkredit Danmark (a credit institution). Interest is payable on the last working day of each quarter. This loan is secured by a mortgage against our Copenhagen office property as a first priority mortgage. On November 21, 2008 Bark Corporation obtained a loan of DKK 1,611,000 ($304,800) from Realkredit Danmark bearing a variable interest rate of currently 5.80% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 19 years). Proceeds from the loan were used in full as an extra ordinary installment on the above mentioned DKK 7,000,000 (USD 1,324,500) loan from Danske Bank. At December 31, 2008, the outstanding balance of the loans aggregating approximately $3,124,000.

Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 2,000,000 ($378,400). As at December 31, 2007 and December 31, 2008, the amount outstanding under this line of credit facility was $2,000 and $123,000, respectively. The line of credit facility is repayable in full on June 30, 2009. The rate of interest payable under the line of credit facility is presently 8.25% per annum.

On November 21, 2008, Bark Corporation obtained a loan of DKK 1,611,000 ($304,800) from the mortgage company Realkredit Danmark on behalf of Bark Property bearing a variable interest rate of currently 5.80% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 20 years). Proceeds from the loan have been used in full as an extra ordinary installment on the above mentioned DKK 7,000,000 ($1,324,500) loan from Danske Bank.

Bark Group Inc. obtained two additional short term loans of DKK 2,125,000 ($379,700 as of March 31, 2009 ) on April 3, 2009 in order to bridge finance current financing until capital have been raised. The loan was advanced by private non-related party investors. Both loans are due for repayment on August 1, 2009 together with accrued interest of DKK 212,500 ($37,970).

Bark Holding Loan

In December 2007, we received a loan from Bark Holding, a party that is related to us, of DKK 556,000 ($108,000 as at December 31, 2007), which will be repaid in 2009 when we have a positive cash flow. The interest rate is fixed at 7% per annum. In May and June 2008, this loan was increased by DKK

112,100 ($21,200). This loan was again increased by DKK 1,010,000 ($191,100) in July and August 2008. On September 30, 2008 the loan was reduced by DKK 575,800 ($109,000) as Bark Holding took over the loan issued by us to Anaconda.tv Ltd including costs to a consultant. On December 31, 2008 the loan was increased by DKK 25,000 ($4,700). The balance of the loan as of December 31, 2008 $222,400 including accrued interest. The loan is due for repayment in full during 2009.

On June 11, 2008 Bark Holding committed to issue a bridge loan to us in the amount of up to DKK 3,000,000 ($567,700). On September 16, 2008, Bark Holding increased this loan commitment to DKK 4,000,000 ($756,900) on identical terms. This loan will accrue interest at 7% and will be due when our cash flow is positive for more than four consecutive weeks or when additional sources of financing are in place. This loan had not been advanced as of April 7, 2009.

Summary of Outstanding Debt and Obligations

The following table summarizes our outstanding debt and obligations under capital leases as of December 31, 2008:

Loan reference	Maturity Date	Value at December 31, 2008 USD 000’s
Current bank credit line	June 2009	123
Bank credit line	May 2009	1,353
Promissory Notes	January 2009	35
Credit Institution	2018 – 2037	3,124
Bank loan	2008 – 2023	1,087
Leasing contracts	2008 – 2011	308
Total		6,030
Less: Current Portion		1,691
Long-term portion of debt and capital leases		$ 4,339

The following table summarizes our future principal payments under debt obligations excluding capital lease obligations as of December 31, 2008 (in 000’s):

Fiscal year ending December 31	USD 000’s
2009	1,567
2010	52
2011	55
2012	58
2013	61
Thereafter	3,929
Total	5,722
Less: Current portion of debt	1,567
Long-term debt	$ 4,155

The following is a schedule of future minimum payments required under our capital leases as of December 31, 2008:

	Principal	Interest	Total
Fiscal year ending December 31		$000’s
2009	$124	$17	$141
2010	113	9	122
2011	71	1	72
2012	-	-	-
2013	-	-	-
Thereafter	-	-	-
Total minimum lease payments	$308	$27	$335

Going Concern

Our consolidated financial statements for years ended December 31, 2008 and 2007 have been prepared assuming that we will continue as a going concern. We currently have and had as at both December 31, 2008 and December 31, 2007 negative working capital and limited financial resources available to pay ongoing financial obligations as they became due. Further, at December 31, 2008, we had a shareholder’s deficit of $1,718,000 which resulted primarily from operating losses incurred in 2007 and 2008. These conditions raise substantial doubt about our ability to continue as a going concern.

We continue to use cash of approximately $400,000 per quarter in operations and accordingly, we estimate that we will use approximately $5,735,000 over the next twelve months in order to sustain our current obligations and to continue to pay our outstanding obligations as they become due. This amount does not include any funds necessary for us to expand our business or to pay costs that have been incurred in relation to the listing. We will require further additional financing in order to pursue the expansion of its business, either through growth or acquisitions.

Our current source of funding, in addition to cash from operations and out operating line of credits, is our loan commitment of DKK 4,000,000 ($756,900) from Bark Holding, a related party.

We plan to use both our operating line of credit and the loan from Bark Holding to finance our operations over the next twelve months. However, we will require additional financing beyond this in order to conduct our business in accordance with our plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. We plan to conduct an equity financing of its securities in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If we are not successful in raising this additional financing, then we will attempt to reduce our operating expenses significantly such that we would within a six month period be able to generate cash from operating activities. In the event that we fail to achieve additional financing, we will reconsider our acquisition strategy, and will further reconsider whether our status as a public company is beneficial, from a cost benefit perspective. The reduction in costs related to business development activities may impact on our ability to expand our business. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As a result of the above, we believe that a substantial doubt about our ability to continue as a going concern remained as at December 31, 2008, as reflected in the notes to our consolidated financial statements for the year ended December 31, 2008. Our consolidated financial statements for the year ended December 31, 2008 do not include any adjustment that might result from the outcome of this uncertainty.

Bark Advertising Class B Shares

We recognize a minority interest for the ownership interest of the minority shareholders of Bark Advertising who own 12.3% of Bark Advertising through their Class B shares of Bark Advertising.

As part of the acquisition of Bark Copenhagen in May 2007, Bark Advertising issued 651 Class B shares at a price of DKK 12,912 ($2,373) per share. Furthermore, two senior employees were issued 50 Class B shares at a price of DKK 12,000 ($2,206) per share. In November 2007, Bark Advertising issued 25 Class B shares to one senior employee at a price per share of DKK 12,000 ($2,206). All Class B shares have the same rights and preferences. At the end of 2008 two Class B shareholders holding 131 shares qualified for redemption at a value of DKK 1,653,000 ($312,800) and they have been redeemed in January 2009 (see below). The shares in Bark Advertising have been included as a component of minority interest at a value of DKK 7,653,000 ($1,448,000 as at December 31, 2008) and DKK 9,306,000 ($1,834,000 as at December 31, 2007). In addition, the amounts have been adjusted during the year ended December 31, 2008 and for the year ended December 31, 2007 for income/ loss allocated to minority interest holders in order to value the minority interest at the higher of the (1) redemption value, and (2) the amount that would result from applying consolidation accounting under ARB 51. The Class B shareholders are entitled to receive 20% of Bark Advertising’s profits after tax and elimination of internal management fee and interest expenses for the years ended 2007 and 2008. This bonus is allocated between the Class B shareholders on a pro rata basis. Bonus payments to Class B shareholders are made in their capacity as employees, and are consequently allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations.

In January 2009, two Class B share holders representing 131 Class B shares were redeemed. The redeemable amount DKK 1,653,000 ($312,800) will be paid in 8 quarterly installments during 2009 and 2010. Interest expenses with a variable rate of currently 5% will be accrued and paid on December 31, 2009 and 2010, respectively.

Cash Used In Operating Activities

We used cash of $1,359,000 in fiscal 2008, compared to cash generated by operating activities of $337,000 in fiscal 2007. The increase in cash used in operating activities primarily reflects our increased loss during fiscal 2008, and increased work in progress including billings in excess of costs and estimated earnings in fiscal 2008, offset by increased accounts payables and decreased accounts receivables.

Cash From/Used in Investing Activities

We generated cash of $696,000 in fiscal 2008, primarily due to the release of $597,000 of restricted cash in the first quarter when we reduced our line of credit with Danske Bank, as offset by purchases of equipment resulting from the expansion of our operations. Cash of $7,224,000 used in fiscal 2007 reflected cash used in connection with the acquisition of Bark Copenhagen and Bark Media, the purchase of our Copenhagen premises and the advance of restricted cash to secure our credit line with Danske Bank.

Cash from Financing Activities

We generated cash of $9,000 from financing activities during fiscal 2008, which represented proceeds from borrowings from related parties of $333,000 and proceeds from debt of $3,427,000, offset by repayments of debt of $3,643,000, repayments of capital leases of $98,000 and deferred financing costs of $10,000.

We realized cash from financing activities of $7,462,000 during 2007. Cash from investing activities during 2007 was comprised included the following:

  cash of $602,000 realized from the sale of sales of shares by Bark Corporation, as described below, less issuance costs of $74,000,

  proceeds attributable to the issuance of the Class B redeemable shares of Bark Advertising upon the acquisition of Bark Copenhagen equal to $165,000,

  proceeds from a loan from Bark Holding, a shareholder, in the amount of $108,000,

  proceeds from short and long term loans of $6,015,000, being the loans that were advanced by Danske Bank to enable us to acquire Bark Copenhagen and Bark Media, and the loan that was advanced by Danske Bank to enable us to acquire our Copenhagen premises.

Bark Corporation completed the following issuances of its securities, prior to our acquisition of Bark Corporation:

  On October 9, 2006, Bark Corporation issued 9,090,909 shares of common stock to the founding shareholders of Bark for total proceeds of $88,700, which number of shares reflects a subsequent stock split completed by Bark Corporation prior to our acquisition of Bark Corporation.

  On September 30, 2007, Bark Corporation converted an outstanding loan of DKK 3,000,000 ($591,100) into 375,000 shares.

  On September 30, 2007, Bark Corporation issued 300,000 non-vested share awards to two executives for proceeds of DKK 16,500 ($3,255).

  On September 30, 2007, Bark Corporation issued 113,952 new shares to 15 purchasers for proceeds of $291,000. Costs of issuing these shares were $13,000.

  On December 28, 2007, Bark Corporation issued 120,139 shares to 2 purchasers for total proceeds of $311,000. Costs of issuing these shares were $61,000.

As a result of the above issuances, the total number of issued shares of Bark Corporation was 10,000,000 shares. These shares were exchanged for 12,964,548 shares of our common stock upon completion of our acquisition of Bark Corporation.

Plan of Operations

We will fund our current business operations from revenues from our current business operations. We plan to fund future acquisitions by arranging for future funding. The amount of this future funding will depend on the acquisitions that we propose to complete. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We presently have no arrangements in place for any additional equity financings. In the absence of such additional financing, we may not be able to implement our acquisition strategy of acquiring new advertising and media businesses. If we do not obtain the required additional financing, we will initially scale back our acquisition strategy to the extent required in order that we can complete acquisitions with our available capital.

Anaconda

We are presently evaluating the acquisition of an interest in Anaconda TV GmbH, a television production company incorporated in Munich, Germany. Anaconda was founded by Mr. Matthias Lange, and two of the present major shareholders of Bark Corporation, Mr. Jesper Svane and Mr. René Lauritsen. Mr. Svane and Mr. Lauritsen own 51% of Anaconda TV through the company Bark Holding Ltd., a private company controlled by Mr. Svane and Mr. Lauritsen. Bark Corporation had concluded two option agreements dated December 12, 2007 with Bark Holding Ltd. whereby Bark Corporation was granted the right, without obligation, to purchase up to an aggregate 51% ownership interest in anaconda.tv GmbH from Bark Holding Ltd. The two options expired on December 31, 2008 and have not been extended. We plan to continue discussion regarding the acquisition of an interest in Anaconda TV, however there is no assurance that either (i) we will be able to negotiate a further option to acquire an interest in Anaconda TV, or (ii) that we will secure the financing necessary to enable us to acquire an interest in Anaconda TV.

Legal Proceedings

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($189,200), based on an alleged breach by Bark Corporation of the terms of employment (the “employment element” of the claim) and non-payment for the transfer of specified intellectual property (the “IP element” of the claim). In March 2008, we paid DKK 242,500 ($45,900) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($143,300), representing the IP element of the claim. As at December 31, 2008, the IP element of the claim was outstanding and we believe that, in order to settle this claim, a payment will be required. Using the guidance of SFAS No. 5 we have provided for an amount of DKK 250,000 ($47,300) as at December 31, 2008 that is considered to be probable and reliably estimable.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our acquisition strategy. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our acquisition strategy.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This revised Statement requires assets and liabilities, including contingent liabilities, acquired in a business combination in addition to contingent consideration to be measured at their fair values as of the date of the acquisition. SFAS No. 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balances that occur after the measurement period be recorded as a component of income tax expense. Under the transition provisions of SFAS No. 141(R), the new requirement applies to all business combinations, regardless of the consummation date. This Statement also changes the treatment of restructuring charges, in-process research and development costs, and acquisition related costs. SFAS No. 141(R) is effective for all companies with fiscal periods beginning on or after December 15, 2008 and will impact all acquisitions consummated after January 1, 2009. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. The provisions of this Statement are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not have any derivative instruments and therefore does not expect the disclosure requirements of this Statement to apply to its future financial statement disclosures.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of the FASB Staff Position (“FSP”) on FASB No. 157, "Effective Date of FASB Statement 157" (“FSP FAS 157-2”) which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and the Company has determined that this implementation will have no material effect upon the consolidated financial statements. The adoption of SFAS 157, with respect to provisions applicable to the Company for the year ended December 31, 2008, did not have a material effect on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active”. The FSP clarifies the application of FAS 157 when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” ("SFAS 159") , which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects SFAS 160 to have an impact on the classification of how it records its minority interest.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The guidance of FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects that the impact of the adoption of FSP 142-3 will not be material.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its financial position and results of operations.

In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect EITF 03-6-1 to have a material impact on its consolidated financial position and results of operations.

In November 2008, the EITF issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This Issue is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of SFAS 141(R) and SFAS 160. The Company does not anticipate that EITF No. 08-6 will have a significant impact on the reporting of our results of operations.

In June 30, 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 30, 2008 meeting pertaining to EITF 07-5, “Determining whether an instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-05”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on its consolidated financial statements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2008 and 2007 and for the each of the two years ended December 31, 2008, and the related notes to the financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

INDEX

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3 - F-4

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	F-5

Consolidated Statement of Stockholders’ Equity (Deficiency) and Consolidated Statement of Other Comprehensive Loss for the Years Ended December 31, 2008 and 2007	F-6 - F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-8 - F-9

Notes to the Consolidated Financial Statements	F-10 - 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Bark Group Inc.

We have audited the accompanying consolidated balance sheets of Bark Group Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bark Group Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with the United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2008, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, New York
April 15, 2009

Bark Group Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands of USD)

	December 31,	December 31,
Assets	2008	2007
Current assets:
Cash and cash equivalents	$86	$768
Accounts receivable, net of allowance for doubtful accounts of $251
and $0 at December 31, 2008 and 2007	243	851
Related party receivables	-	166
Costs and estimated earnings in excess of billings on projects in	352	650
Progress in excess of interim billings
Value added tax refund receivable	156	129
Prepaid expenses and other current assets	97	150

Total current assets	934	2,714

Property, plant and equipment, net of accumulated depreciation	5,011	4,808
Related party receivables, non-current	-	37
Goodwill	3,230	3,363
Other intangible assets, net of accumulated amortization	63	156
Deferred financing costs, net of accumulated amortization	57	47
Restricted cash	-	597

Total assets	$9,295	$11,722

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(In thousands of USD)

	December 31,	December 31,
Liabilities	2008	2007
Current liabilities:
Accounts payable	$1,809	$122
Accrued payroll and payroll related costs	222	184
Accrued liabilities	568	701
Deferred tax liabilities, net	-	5
Billings in excess of costs and estimated earnings on projects in
progress	80	1,094
Current portion of long-term debt	1,567	2,982
Current portion of obligations under capital leases	124	-
Current portion of debt to redeemed stockholders	156	-
Advances from related parties	543	210

Total current liabilities	5,069	5,298

Long-term debt , net of current portion	4,155	3,199
Long-term obligations under capital leases, net of current portion	184	-
Long-term debt to redeemed stockholders, net of current portion	157	-
Deferred tax liabilities, net of current portion	-	28

Total liabilities	9,565	8,525

Minority interest	1,448	1,834

Commitments and contingencies

Stockholders’ Equity (Deficiency)
Stockholders' equity (deficiency):
Preferred stock of $0.001 per share par value; 5,000,000
authorized; 0 issued and outstanding.	-	-
Common stock of $0.001 per share par value; 100,000,000 shares authorized, 16,205,686 and 12,964,548 shares issued and
outstanding at December 31, 2008 and , 2007	16	12
Additional paid-in capital	1,844	1,643
Accumulated deficit	(3,612)	(415)
Accumulated other comprehensive income	34	123

Total Stockholders’ Equity (Deficiency)	(1,718)	1,363

Totals	$9,295	$11,722

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands of USD, except for per share amounts)

	Years Ended December 31,
	2008	2007
Net revenues	$8,683	$4,792
Cost of revenues	(6,441)	(2,835)

Gross Profit	2,242	1,957

Selling, general and administrative expenses	(3,423)	(1,725)
Depreciation and amortization	(209)	(118)
Listing expenses	(1,512)	-

Income (loss) from operations	(2,902)	114

Other income (expenses), net:
Interest income	16	32
Interest expense	(448)	(514)

Total other income (expenses), net	(432)	(482)

Loss before income taxes and minority interest	(3,334)	(368)

Benefit (provision) for income taxes	32	(30)
Loss (income) allocated to minority interest holders	105	(9)

Net loss	(3,197)	(407)

EITF D-98 adjustment - excess of redemption amount
over ARB 51 adjustment	(51)	(1,383)

Loss available to common stockholders	$(3,248)	$(1,790)

Loss per share
Basic and diluted	$(0.21)	$(0.15)

Weighted-average shares used to calculate net loss
per common share:
Basic and diluted	15,276,561	11,945,295

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated statements of stockholders’ equity (deficiency) and comprehensive loss
For the years ended December 31, 2008 and 2007
(In thousands of USD )

	Preferred	Preferred	Common	Common	Additional		Accumulated
	Stock	Stock	Stock	Stock	paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	Total
Balance at January 1, 2007	-	$-	11,785,952	$11	$77	$(8)	$1	$81
SAB 5H adjustment - gain on
sales of securities subsidiary	-	-	-	-	1,301	-	-	1,301
EITF D-98 adjustment - excess
of redemption amount over
ARB 51 amount	-	-	-	-	(1,383)	-	-	(1,383)
Beneficial conversion feature
Upon conversion of notes	-	-	-	-	366	-	-	366
Conversion of note payable into
stock	-	-	486,171	1	590	-	-	591
Proceeds from issuances of
common stock , net of issuance
costs of $74	-	-	303,489	-	528	-	-	528
Stock based compensation	-	-	388,936	-	164	-		164
Comprehensive loss:
Net loss	-	-	-	-	-	(407)	-	(407)
Currency translation adjustment	-	-	-	-	-	-	122	122
Comprehensive loss	-	-	-	-	-	-	-	(285)
Balance at December 31, 2007	-	$-	12,964,548	$12	$1,643	$(415)	$123	$1,363

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated statements of stockholders’ equity (deficiency) and comprehensive loss
For the years ended December 31, 2008 and 2007
(In thousands of USD )

	Preferred	Preferred	Common	Common	Additional		Accumulated
	Stock	Stock	Stock	Stock	paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	capital	deficit	income	Total
Reverse acquisition
recapitalization	-	$-	3,241,138	$4	$(4)	$-	$-	$-
Stock-based compensation	-	-	-	-	256	-	-	256
EITF D-98 adjustment - excess
of redemption amount over
ARB 51 amount (Note 11)	-	-	-	-	(51)	-	-	(51)
Comprehensive loss:
Net loss for the period	-	-	-	-	-	(3,197)	-	(3,197)
Currency translation adjustment	-	-	-	-	-	-	(89)	(89)
Comprehensive loss	-	-	-	-	-	-	-	(3,286)
Balance at December 31, 2008	-	-	16,205,686	$16	$1,844	$(3,612)	$34	$(1,718)

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated statements of cash flows
(In thousands of USD)

	Year ended	Year ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,197)	$(407)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	120	35
Amortization of intangible assets	89	83
Allowance for doubtful accounts	251	-
Stock based compensation	256	164
Interest expense related to beneficial conversion feature	-	366
Deferred income tax benefit	(32)	31
Minority interest	(105)	9
Changes in working capital:
Accounts receivable and related party receivables	357	(803)
Cost and estimated earnings in excess of billings on projects	298	(650)
Billings in excess of costs and estimated earnings	(1,014)	955
Value added tax refund receivable	(27)	(129)
Prepaid expenses and other current assets	53	163
Accounts payable	1,687	101
Accrued expenses and other liabilities	(95)	419
Net cash (used in)/provided by operating activities	(1,359)	337
Cash flows from investing activities:
Purchase of property and equipment	(104)	(4,781)
Acquisitions, net of cash acquired	-	(1,733)
Proceeds from loan from related party	203	(113)
Restricted cash	597	(597)
Net cash provided by/(used in) investing activities	696	(7,224)
Cash flows from financing activities:
Proceeds from issuance of shares to minority interest shareholders	-	165
Proceeds from issuance of common stock	-	602
Costs from issuance of stock	-	(74)
Proceeds from note payable	-	591
Proceeds from borrowings from related party	333	210
Deferred financing costs	(10)	(47)
Repayment of capital leases	(98)	-
Proceeds from debt	3,427	6,015
Repayments of debt	(3,643)	-
Net cash generated by financing activities	9	7,462
Effect of exchange rates on cash and cash equivalents	(28)	73
Net (decrease) increase in cash and cash equivalents	(682)	648
Cash and cash equivalents at beginning of period	768	120
Cash and cash equivalents at end of period	$86	$768

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated statements of cash flows
(In thousands of USD)

	Year ended	Year ended
	December 31,	December 31,
	2008	2007
Supplemental information:
Cash paid for interest	$319	$148
Cash paid for income taxes, net	$-	$21

Non-cash investing and financing activities:
Issuance of redeemable shares for acquisitions of businesses	$-	$1,535
Equipment acquired under capital leases	$406	$-
Note payable converted into common shares	$-	$591
Adjustment of minority interest to redemption value	$51	$1,383

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 - Description of Business and Basis of Presentation

Organization
          Bark Corporation, incorporated on October 9, 2006, is a holding company that conducts its operations through its 87.3% owned subsidiary Bark Advertising A/S ("Bark Advertising"), that was incorporated on October 12, 2006 and the wholly owned subsidiary Bark Property ApS ("Bark Property") that was incorporated on September 28, 2007. On May 14, 2007 Bark Advertising purchased 100% of the capital stock of Bark Copenhagen A/S ("Bark Copenhagen"), formerly known as LivingBrands A/S, and 100% of the capital stock of Bark Media ApS ("Bark Media), formerly known as Radar 360 ApS.

          On February 29, 2008, Bark Group Inc. (”Bark Group”), formerly known as Exwal Inc. completed a merger of Bark Corporation A/S (”Bark Corporation”) in which the transaction was completed by a share exchange with the former stockholders of Bark Corporation. This transaction involved the issuance of equity of Bark Group (12,964,548 common shares) to the stockholders of Bark Corporation, resulting in the former stockholders of Bark Corporation controlling the majority of the shares of Bark Group. This transaction is considered to be a capital transaction in substance, rather than a business combination. The transaction is equivalent to the issuance of stock by the private company, namely Bark Corporation, for the net monetary assets of a shell corporation, namely Bark Group. Such transaction is considered to be a recapitalization of the private company. The accounting is identical to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. As such, Bark Corporation is considered the acquirer for accounting purposes and Bark Group is treated as the acquiree for accounting purposes, each notwithstanding the legal form of the acquisition. Upon the completion of the aforementioned transaction, the management of Bark Corporation replaced the management of Bark Group.

          The financial statements presented herein utilize the capital structure of the Bark Group and the assets and liabilities, results of operations and cash flows of Bark Corporation. The computation of loss per share has been retroactively restated to reflect the capital structure of Bark Group and to include the shares owned in the weighted average calculation of earnings per share from the date of the transaction.

Business
          Bark Group and its subsidiaries (collectively, the "Company") offer its customers a network of advertising and media services. The Company’s strategy is to acquire mid-size well established businesses throughout Europe in order to form a European network of advertising and media agencies.

Basis of presentation
          The Company has prepared the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements as of December 31, 2008 and 2007 and for each of the years then ended include the accounts of Bark Group and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1.The subsidiaries have been included in the aforementioned subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated from the financial information provided.

Going Concern
          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

          The Company continues to operate with negative working capital (approximately $4,135,000 at December 31, 2008) and limited financial resources available to pay ongoing financial obligations as they become due. Additionally, as of December 31, 2008, the Company reported a stockholders’ deficiency of approximately $1,718,000 which resulted primarily from operating losses incurred in 2007 and 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Bark Group Inc.
Notes to the consolidated financial statements

Note 1 - Description of Business and Basis of Presentation, continued

Going Concern, continued
          The Company is using cash of approximately USD 400,000 per quarter to fund its current operations. Based on its current forecast, the Company anticipates it will use approximately USD 5,735,000 over the next twelve months in order to sustain its current operations and satisfy its current working capital deficiency. This amount does not include any funds necessary for the Company to expand its business. The Company will require additional financing in order to pursue the expansion of its business, either through growth or acquisitions.

          The Company's current source of funding, in addition to cash from operations and its operating line of credit, is the loan commitment of DKK 4,000,000 (USD 757,000) from Bark Holding (See Note 16).

          The Company plans to use both its operating line of credit and the loan from Bark Holding to finance its operations over the next twelve months. However, the Company will require additional financing in order to conduct its business in accordance with its plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. The Company plans to conduct an equity financing of its securities, as outlined below, in order to seek additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in raising this additional financing, then it will attempt to reduce its operating expenses significantly such that the Company would within a six month period be able to generate cash from operating activities. In the event that the Company fails to achieve additional financing, it will reconsider its acquisition strategy, and will further reconsider whether its status as a public company is beneficial, from a cost benefit perspective. The reduction in costs related to business development activities may impact on the Company’s ability to expand its business.

          The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Minority interests
          Certain consolidated subsidiaries of Bark Group issued equity shares to parties unrelated to the Company. The Company accounts for such transactions in accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 5H”). SAB 5H requires that the difference between the carrying amount of the Company’s investment in the subsidiary and the underlying net book value of the subsidiary after the issuance of the shares be recognized either as a gain or loss in the consolidated statement of operations or as a capital transaction. In these instances it is the Company’s policy to consider gains and losses arising from such issuances of shares by a subsidiary as a capital transaction; as such no gain or loss is recognized in the income statement.

          In instances where subsidiary shares issued are redeemable, the minority interest is recorded in accordance with Emerging Issues Task Force No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) at the higher of (1) the redemption value required to be paid by the Company or (2) the amount that would result from applying consolidation accounting under Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”). Adjustments recorded by the Company in relation to the recording of these costs are recorded within additional paid-in capital.

Bark Group Inc.
Notes to the consolidated financial statements

Note 2 - Summary of Significant Accounting Policies, continued

Use of Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

          The most significant areas that require management judgment are the Company’s revenue recognition, income taxes and impairment of goodwill, other intangible assets, bad debts and depreciation.

Revenue recognition
          Most of the Company’s revenue contracts are individually negotiated and accordingly, the terms of the engagement and the manner on which it earns commissions and fees vary significantly. Direct costs include fees paid to external suppliers where they are retained to perform part or all of a specific project for a client and the resulting expenditure is directly attributable to the revenue earned. Revenue is stated exclusive of VAT, sales taxes and trade discounts.

          Revenue is typically derived from commissions on media placements and fees for advertising services. Revenue may consist of various arrangements involving fixed fees, commissions, or incentive-based revenue, as agreed upon with each client. To date, commission income which is recorded on a net basis, has not been material.

          The company earns commissions from referrals of services to other vendors, marketing agencies, who ultimately provide the end service to the customer. Commissions are generally earned on the date of broadcast or publication.

          Revenue for our fixed-fee contracts is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be recognized in two principal ways: proportional performance or completed contract.

•      Fixed-fee contracts are generally recognized as earned based on the proportional performance method of revenue recognition. In assessing contract performance, both input and output criteria are reviewed. Costs incurred are used as an objective input measure of performance. The primary input of all work performed under these arrangements is labor. As a result of the relationship between labor and cost, there is normally a direct relationship between costs incurred and the proportion of the contract performed to date. Costs incurred as a proportion of expected total costs is used as an initial proportional performance measure. This indicative proportional performance measure is always subsequently validated against other more subjective criteria (i.e. relevant output measures) such as the percentage of interviews completed, percentage of reports delivered to a client and the achievement of any project milestones stipulated in the contract. In the event of divergence between the objective and more subjective measures, the more subjective measures take precedence since these are output measures.

•      Certain fees (such as for marketing services related to rebates offered by clients to their external customers) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis if any of the criteria of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance.

          Incentive-based revenue typically comprises quantitative criteria. Revenue is recognized when the quantitative targets have been achieved. To date such incentive-based revenue has been immaterial.

Bark Group Inc.
Notes to the consolidated financial statements

Note 2 - Summary of Significant Accounting Policies, continued

Revenue Recognitions, continued
          In compliance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , the Company assesses whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. For a substantial portion of our client contracts we act as principal as we are the primary obligor and bear credit risk related to the services we provide. In these contracts we record revenues and costs of revenues gross. In certain contracts we record a net amount principally on those contracts where we earn a commission.

Sales Tax and Value Added Taxes
          In accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement” (EITF 06-3), the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the consolidated statement of operations.

Cash and cash equivalents
          For purposes of reporting cash and cash equivalents, the Company considers all short-term highly liquid investments when purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable Allowance
          The Company maintains an allowance for doubtful accounts for estimated losses from the inability of customers to make payments when due or within a reasonable period of time thereafter. The Company performs periodical reviews of its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical payment patterns by customers and individual customer circumstances. If the financial condition of customers were to deteriorate, resulting in the inability to make required payments, additional allowances may be required. The allowance for doubtful accounts was $251,000 as of December 31, 2008. There was no allowance for doubtful accounts as of December 31, 2007.

Property, plant and equipment
          Property, plant and equipment are stated at historical cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements that extend the assets life are capitalized. Property, plant and equipment, less applicable residual value, is depreciated using the straight-line method over the estimated useful lives of such assets.

          The useful lives for computing depreciation are as follows:

Buildings	50 years
Furniture, fixtures and computer equipment	3 - 5 years

Impairment of Long-Lived Assets
          In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company evaluates the impairment of long-lived assets, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values.

Bark Group Inc.
Notes to the consolidated financial statements

Note 2 - Summary of Significant Accounting Policies, continued

Business Combinations
          The Company accounts for its acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions. Finite-lived identifiable intangible assets are amortized over its expected live on a straight-line basis, as this basis approximates the expected cash flows from the Company’s existing finite-lived identifiable intangible assets over the expected future

          Goodwill is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of this statement, the Company’s goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in May. Since inception the Company has operated in one reporting unit. This reporting unit is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. No impairment of goodwill was recognized during the years ended December 31, 2008 and 2007.

Income Taxes
          The Company account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

          The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

          Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Fin No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The company records penalties and interest related to uncertain tax positions in income tax expense.

Bark Group Inc.
Notes to the consolidated financial statements

Note 2 - Summary of Significant Accounting Policies, continued

Loan Origination Fees
          Loan origination fees represent cost incurred in connection with obtaining financing facilities. These costs are being amortized over the terms of the related financing facilities which mature at various times through December 2037. Loan origination fees are as follows:

	December 31,
	2008	2007
Loan origination fees	$60	$47
Accumulated amortization	3	-

	$57	$47

          Amortization expenses, which amounted $3,000 and $0 for the years ended December 31, 2008 and 2007, respectively, is included as a component of interest expenses in the accompanying consolidated statement of operations.

Foreign Currency
          The Company has determined Danish Kroner is the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income (loss). During the years ended December 31, 2008 and 2007, transaction gains or losses were not material.

Stock Based Compensation
          The Company accounts for stock based awards under SFAS No. 123 (revised) “Share-Based Payments” (“SFAS 123R”), which requires all share-based payments, including grants of employee stock options and restricted stock, to be recognized in the Company's financial statements based on their grant date fair values and recognized over the requisite service period.

Loss per Share
          SFAS No. 128, “Earnings per Share” (“SFAS 128”) requires entities to present both basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period.

Bark Group Inc.
Notes to the consolidated financial statements

Note 2 - Summary of Significant Accounting Policies, continued

Loss per Share, continued
          The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in 000's USD except share and per share data):

	Year Ended December 31,
	2008		2007
Numerator:
Net loss	$(3,197)		$(407)
EITF D-98 adjustment – excess of redemption amount over ARB 51
Adjustment	(51)		(1,383)

Loss available to common shareholders	$(3,248)		$(1,790)

Denominator:
Shares used in computation - basic:
Weighted average shares outstanding	15,665,497		12,042,529
Weighted average common shares outstanding subject to forfeiture	(388,936)		(97,234)

Shares used in computing basic net loss per share	15,276,561		11,945,295
Shares used in computation - diluted:
Weighted average shares outstanding	15,276,561		11,945,295
Dilutive effect of common shares outstanding subject to repurchase	-		-

Shares used in computing diluted net loss per share	15,276,561		11,945,295

Net loss per share - basic and diluted	$(0.21)	$	$(0.15)

          Bark Group has securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the non-vested shares issued to two executives.

Leases
          The costs of operating leases are charged to operations on a straight-line basis over the lease term, even if rental payments are not made on such a basis.

          Assets acquired under capital leases are included in the balance sheet as property, plant and equipment and are depreciated over the shorter of the period of the lease or their useful lives. The capital elements of future lease payments are recorded as liabilities, while the interest element is charged to operations over the period of the lease to produce a level yield on the balance of the capital lease obligation.

Fair Value of Financial Instruments
          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are reasonable estimates of fair value. The fair value of long-term debt is estimated to approximate fair market value based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s notes payable to stockholders are based on a fluctuating rate but are not reasonably determinable based on the related party nature of the transactions.

Bark Group Inc.
Notes to the consolidated financial statements

Note 2 - Summary of Significant Accounting Policies, continued

Segment Information
          SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“FAS 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates in one segment which is providing advertising and media services and primarily conducting its business in Denmark. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Reclassifications
          Certain accounts in the 2007 consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current year consolidated financial statements. These reclassifications have no effect on the previously reported net loss.

Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). This revised Statement requires assets and liabilities, including contingent liabilities, acquired in a business combination in addition to contingent consideration to be measured at their fair values as of the date of the acquisition. SFAS No. 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balances that occur after the measurement period be recorded as a component of income tax expense. Under the transition provisions of SFAS No. 141(R), the new requirement applies to all business combinations, regardless of the consummation date. This Statement also changes the treatment of restructuring charges, in-process research and development costs, and acquisition related costs. SFAS No. 141(R) is effective for all companies with fiscal periods beginning on or after December 15, 2008 and will impact all acquisitions consummated after January 1, 2009.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. The provisions of this Statement are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not have any derivative instruments and therefore does not expect the disclosure requirements of this Statement to apply to its future financial statement disclosures.

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measurement of fair value and expands disclosure about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board ("FASB") having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The Company applied the provisions of the FASB Staff Position (“FSP”) on FASB No. 157, "Effective Date of FASB Statement 157" (“FSP FAS 157-2”) which defers the provisions of SFAS 157 for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. The deferred nonfinancial assets and liabilities include items such as goodwill. The Company is required to adopt SFAS 157 for nonfinancial assets and liabilities in the first quarter of fiscal 2009 and the Company has determined that this implementation will have no material effect upon the consolidated financial statements. The adoption of SFAS 157, with respect to provisions applicable to the Company for the year ended December 31, 2008, did not have a material effect on the consolidated financial statements.

Bark Group Inc.
Notes to the consolidated financial statements

Note 2 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued
          In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active”. The FSP clarifies the application of FAS 157 when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting did not have a material impact on the Company’s consolidated financial statements.

          In February 2007, the FASB issued Statement of Financial Accounting Standard 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” ("SFAS 159") , which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company did not elect the fair value reporting option for any assets and liabilities not previously recorded at fair value.

          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects SFAS 160 to have an impact on the classification of how it records its minority interest.

          In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The guidance of FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company expects that the impact of the adoption of FSP 142-3 will not be material.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

Bark Group Inc.
Notes to the consolidated financial statements

Note 2 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued
          In May 2008, the FASB issued FASB APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. The excess of the initial proceeds of the convertible debt instrument over the amount allocated to the liability component creates a debt discount which should be amortized as interest expense over the expected life of the liability. FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its financial position and results of operations.

          In June 2008, the FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect EITF 03-6-1 to have a material impact on its consolidated financial position and results of operations.

          In November 2008, the EITF issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. This Issue is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of SFAS 141(R) and SFAS 160. The Company does not anticipate that EITF No. 08-6 will have a significant impact on the reporting of our results of operations.

          In June 30, 2008, the FASB ratified the consensus reached by the EITF on three issues discussed at its June 30, 2008 meeting pertaining to EITF 07-5, “Determining whether an instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-05”). The issues include how an entity should evaluate whether an instrument, or embedded feature, is indexed to its own stock, how the currency in which the strike price of an equity-linked financial instrument, or embedded equity-linked feature, is denominated affects the determination of whether the instrument is indexed to an entity’s own stock and how the issuer should account for market-based employee stock option valuation instruments. EITF 07-5 is effective for financial instruments issued for fiscal years and interim periods beginning after December 15, 2008 and is applicable to outstanding instruments as of the beginning of the fiscal year it is initially applied. The cumulative effect, if any, of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting EITF 07-5 on its consolidated financial statements.

Note 3 - Acquisitions

Bark Copenhagen:
          On May 14, 2007 Bark Advertising acquired 100% of the capital stock in Bark Copenhagen, a privately held Danish advertising agency for a purchase price totaling DKK 12,000,000 (USD 2,191,300), comprised of a cash payment of DKK 3,594,000 (USD 656,300) in addition to the issuance of 651 shares of Series B redeemable stock in Bark Advertising A/S, a subsidiary of the Company at DKK 12,912 (USD 2,373) per share, which were valued at DKK 8,406,000 (USD 1,535,000).

Bark Group Inc.
Notes to the consolidated financial statements

Note 3 - Acquisitions, continued

Bark Copenhagen: continued
          The cash payment of DKK 3,594,000 (USD 656,300) was paid to one selling stockholder, and equated to a fair value of DKK 12,912 (USD 2,373) per common share acquired. The Company used this value as a basis for the determination of the fair value of its Series B redeemable shares. The Class B shares in Bark Advertising have been accounted for as a minority interest. The acquisition of Bark Copenhagen has been accounted for under the purchase method of accounting. Under the purchase method, the purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair value at the date of acquisition. The Company allocated fair value of DKK 1,245,000 (USD 227,300) to customer relationships having a weighted-average useful life of approximately 4 years and is being amortized based on an accelerated method.

Bark Media:
          On May 14, 2007 Bark Advertising acquired 100% of the capital stock in Bark Media ApS (“Bark Media”), a privately held Danish media agency for a cash payment of DKK 6,000,000 (USD 1,095,600).

          The acquisition of Bark Media has been accounted for under the purchase method of accounting. Under the purchase method, the purchase price of the acquisition was allocated to the net assets acquired based on estimates of the fair value at the date of acquisition.

          A summary of the estimated fair value of the assets acquired and liabilities assumed in the Bark Copenhagen and Bark Media acquisitions and net cash paid are as follows:

	Bark Copenhagen	Bark Media
	As at	As at
	May 14, 2007	May 14, 2007
	USD (000s)	USD (000s)
Assets
Current Assets:	$221	$168
Property, plant and equipment, net	60	2
Goodwill	2,074	1,043
Intangible assets	227	-
Total assets acquired	2,582	1,213

Liabilities
Current Liabilities	323	84
Total Liabilities acquired	323	84

Net Assets acquired	2,259	1,129

Purchase price - acquisition costs	68	34
Purchase price – cash	656	1,095
Purchase price - shares issued	1,535	-
	2,259	1,129
Less cash acquired	-	121
Purchase price net of cash acquired	$2,259	$1,008

          Bark Copenhagen and Bark Media were acquired as the first part of the Company's strategy to build up a strong European network of advertisement and media companies. The results of Bark Copenhagen and Bark Media have been included in our consolidated results since their acquisition.

Bark Group Inc.
Notes to the consolidated financial statements

Note 3 - Acquisitions, continued

Pro forma Financial Data
          The following selected unaudited pro forma consolidated results of operations are presented as if the Bark Copenhagen and Bark Media acquisitions had occurred as of the beginning of the period immediately preceding the period of acquisition (January 1, 2007). The unaudited pro forma financial data is not intended to represent or be indicative of the consolidated results of operations or financial condition of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as a representative of the future consolidated results of operations or financial condition of the Company:

Year Ended
December 31,
2007
USD 000's
Net revenue	$6,297
Operating income	291
Net loss	(308)
EITF D-98 adjustment – excess of redemption amount over ARB 51 adjustment	(1,383)
Loss available to common shareholders	(1,691)
Loss per share (basic and diluted)	(0.11)

Note 4 - Goodwill

          The change in carrying amount of goodwill is as follows:

USD 000’s
Balance as of January 1, 2007	$-
Acquisition of Bark Copenhagen	2,074
Acquisition of Bark Media	1,043
Currency adjustment	246
Balance as of December 31, 2007	3,363
Currency adjustment	(133)
Balance as of December 31, 2008	$3,230

          None of the recorded goodwill is expected to be deductible for tax purposes.

Note 5 - Other intangible assets

          Gross carrying amounts, accumulated amortization and useful lives for other intangible assets are as follows:

			Accumulated
	Gross Carrying Amount		Amortization		Net Carrying Amount
			As of December 31,
	2008	2007	2008	2007	2008	2007
	USD 000’s
Customer relationships	227	227	172	83	55	144
Currency adjustment	9	12	1	-	8	12
	236	239	173	83	63	156

Bark Group Inc.
Notes to the consolidated financial statements

Note 5 - Other intangible assets, continued

          As of December 31, 2008, the weighted-average remaining useful lives the Company’s customer relationships was approximately 2.5 years.

          Total intangible amortization expense was USD 89,000 and USD 83,000 for the year ended December 31, 2008 and 2007, respectively.

          Amortization expenses in the years ended subsequent to December 31, 2008 are as follows:

USD 000’s
2009	$42
2010	18
2011	3

Total	$63

Note 6 - Concentration of credit risk

          Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

          During the year ended December 31, 2008 customers A, C and F accounted for approximately 29%, 23% and 10%, respectively of revenue. During the year ended December 31, 2007 customers A, and B accounted for approximately 24% and 12%, respectively of revenue. No other customers individually represented more than 10% of revenue for any period presented.

          As of December 31, 2008 customers J and C accounted for approximately 19% and 17% of the Company's accounts receivables, respectively. As of December 31, 2007 customers C, D and E accounted for approximately 36%, 14% and 11% of the Company’s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

          The Company's loss of these or other customers, or any decrease in sales to these or other customers, could have a material adverse effect on the Company's business, financial condition or results of operations. Customer A went bankrupt in February 2009. The Company has made an allowance of USD 251,000 covering 100% of the receivable, excluding the value added tax, which is refundable.

          Apart from Customer A the Company has not experienced significant losses in the past from the customers. The Company monitors its exposure to customers to minimize potential credit losses.

          The Company maintains cash and cash equivalent balances at several financial institutions throughout its operating area, at times, may exceed insurance limits and expose the Company to credit risk. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. The Company’s cash and cash equivalent balances are maintained at financial institutions located in Denmark.

Bark Group Inc.
Notes to the consolidated financial statements

Note 7 - Property, plant and equipment, net

          Property, plant and equipment, net consist of the following:

	As of	As of
	December 31,	December 31,
	2008	2007
	USD 000’s
Land	$3,170	$3,170
Building	1,752	1,625
Furniture, fixtures and computer equipment	431	48
Currency adjustment	(192)	-
Property, plant and equipment, at cost	5,161	4,843
Accumulated depreciation	(155)	(35)
Currency adjustment	5	-
Accumulated depreciation	(150)	(35)
Property, plant and equipment, net	$5,011	$4,808

          Depreciation expense was USD 120,000 for the year ended December 31, 2008 as compared to USD 35,000 for the year ended December 31, 2007.

          Included in furniture, fixtures, and IT equipment are the following capitalized leases:

	As of	As of
	December 31,	December 31,
	2008	2007
	USD 000’s
Furniture, fixtures and computer equipment	$406	$-
Currency adjustment	(22)	-
Furniture, fixtures and computer equipment, at cost	384	-
Accumulated depreciation	(73)	-
Furniture, fixtures and computer equipment, net	$311	$-

          Depreciation expense in the consolidated statements of operations include USD 73,000 for the year ended December 31, 2008 as compared to USD Nil for the year ended December 31, 2007 from capital leases.

Note 8 - Income Taxes

          All income and related tax expense are attributable to Denmark.

          Information pertaining to the Company's benefit for income taxes is as follows:

	Year ended December 31,
	2008	2007
	USD 000’s

Benefit /(provision) for income taxes
Current	$-	$-
Deferred	32	(30)

Total benefit/(provision) for income taxes	$32	$(30)

Bark Group Inc.
Notes to the consolidated financial statements

Note 8 - Income Taxes, continued

          The effective tax rate for the Company was a benefit of 0.9% for the year ended December 31, 2008 as compared to a cost of 8.0% for year ended December 31, 2007. The difference between the effective rate for the year ended December 30, 2008 as compared to the year ended December 31, 2007 resulted from the Company’s establishment of a valuation allowance in the year ended December 31, 2008 against the net deferred tax assets.

          We maintain valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

          As of December 31, 2008 the Company has recorded a valuation allowance of USD 766,000 for the year ended December 31, 2008. The valuation allowance has reduced the net deferred tax assets to Nil as of December 31, 2008 due to uncertainty as to whether the Company will generate sufficient taxable income to realize the assets.

          Deferred tax assets consist of the following:

	As of December 31,
	2008	2007
	USD 000’s
Tax loss carried forward	$-	$45
Allowance for bad debts	63	-
Work in process	(61)	(50)
	2	(5)
Valuation reserve	(2)	-
Current deferred tax assets (liabilities)	-	(5)

Furniture, fixtures and equipment	10	8
Intangible assets	-	(40)
Stock based compensation	-	4
Tax loss carried forward	742	-
Provision for law suit	12	-
	764	(28)
Valuation reserve	(764)	-
Net long-term deferred tax assets (liabilities)	-	(28)
Total deferred tax assets (liabilities)	$-	$(33)

Bark Group Inc.
Notes to the consolidated financial statements

Note 8 - Income Taxes, continued

          The effective tax rate before income taxes varies from the Danish statutory income tax rate as follows:

	For the Year Ended December 31,
	2008	2007

Statutory rate	25.0%	25.0%
Non-deductible building depreciation	(0.3)%	(5.3)%
Non-deductible debt conversion costs	-	(24.8)%
Non-deductible share based compensation costs	(1.9)%	(10.9)%
Valuation allowance deferred tax assets	(22.9)%	-
Tax liabilities in 2007 carried back	1.0%	-
Reduction of deferred taxed due to decrease in statutory rate	-	1.0%
Other	-	7.0%
Effective tax rate	0.9%	(8.0)%

          The statutory tax rate for the period ended December 31, 2006 was 28%. Effective 1 June 2007, the Danish statutory tax rate was reduced to 25%.

          Bark Corporation is jointly taxed with all of its Danish subsidiaries. The current Danish income tax is allocated among the jointly taxed companies proportionally to their taxable income (full allocation with a refund concerning tax losses).

          As described in Note 2, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”) on January 1, 2007. The company had no unrecognized tax benefits upon adoption. There has been no change to the amount of unrecognized tax benefits during the years ended December 31, 2007 and 2008. The Company does not expect to record any material liabilities related to uncertain tax positions during the next 12 months.

          Bark Corporation is only subject to tax in Denmark. The tax years 2005-08 are still open for examination by the Danish Tax Authorities.

Note 9 - Accrued liabilities

          Accrued liabilities consist of the following:

	As of December 31,
	2008	2007
	USD 000’s
Value Added Tax	$115	$282
Audit fee	166	89
Legal fees	-	117
Accrued interest	88	-
Other liabilities	199	213

Total accrued liabilities	$568	$701

Bark Group Inc.
Notes to the consolidated financial statements

Note 10 - Minority interest

          For consolidated majority-owned subsidiaries in which the Company owns less than 100% of the total outstanding shares, the Company recognizes a minority interest for the ownership interest of the minority holders.

          In May 2007, 651 Class B shares in Bark Advertising were issued to the selling shareholders of Bark Copenhagen at a price of DKK 12,912 (USD 2,373) per share and 50 Class B shares were sold to two senior employees of the Company at a price of DKK 12,000 (USD 2,206) per share. In November 2007 Bark Advertising sold 25 Class B shares to one senior employee at a price of DKK 12,000 (USD 2,206) per share.

          In January 2009, two Class B share holders representing 131 shares were redeemed. The redeemable amount DKK 1,653,000 (USD 312,800) will be paid in 8 quarterly installments during 2009 and 2010, including interest at a variable rate, which is currently 5%, which will be accrued and paid on December 31, 2009 and 2010, respectively.

          The terms of the Class B shares include the following redemption preferences:

a)

the shares can be redeemed by the Class B shareholders on June 1, 2010 at the purchase price or at the proportional right of ownership of Bark Advertising times the average profit before tax in Bark Advertising for the last three financial years times a multiple of five. Based on budgets for Bark Advertising, the latter calculation would give a much lower price than the original purchase price. However, if one of the Class B stockholders leaves from his job in Bark Copenhagen he can call his shares at the time his contract with Bark Copenhagen expires.

b)	in order to be redeemed, the Class B shareholders must inform Bark Advertising of the election to redeem on January 1, 2010 at the latest,
c)

if the Class B shareholders choose not to be redeemed, Bark Advertising starting from June 1, 2010 and on will have the right to redeem the Class B shares at the same terms as mentioned above. However, if a Class B shareholder renounces his rights to be redeemed on June 1, 2009 at the latest, Bark Advertising will lose the right to redeem the shareholder, and

d)

if the Class B shares are redeemed, Bark Advertising has the obligation to repurchase the shares over a period of 24 months with an interest rate at the discount rate of the Danish National Bank (currently 2.25% per annum) plus 3% per annum.

          The Class B shareholders are entitled to receive 20% of Bark Advertising's profit after tax and elimination of internal management fee and interest expenses for the years 2007 and 2008. This bonus is allocated between the class B shareholders on a pro rata basis.

          At each reporting date the Company records the Class B shares at the higher of (1) the redemption value or (2) the amount that would result from applying consolidation accounting under Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) (i.e., the historical cost, increased or decreased for the minority’s share of net income or loss and dividends). All adjustments related to the application of the above would be recorded within additional paid-in capital. There are no deferred income tax consequences arising from the recognition of the EITF D-98 adjustments as these adjustments are not deductible under Danish tax law.

          At December 31, 2007, the redemption value exceeded the ARB 51 value, and therefore the minority interest was recorded at the redemption value of DKK 9,306,000 which amounted to USD 1,834,000. At December 31, 2008, the redemption value exceeded the ARB 51 value, and therefore the minority interest was recorded at the redemption value of DKK 7,653,000 which amounted to USD 1,448,000.

Bark Group Inc.
Notes to the consolidated financial statements

Note 10 - Minority interest, continued

          The change in carrying amount of minority interest is as follows:

USD 000’s
Balance as of 1 January 2007	$-
Shares issued in subsidiary (Bark Advertising)	411
ARB 51 adjustment - Bark Advertising profit attributable to minority
interest	9
D-98 adjustment - excess of redemption amount over ARB 51 adjustment	1,383
ARB 51 adjustment - Currency adjustment	31
Balance as of December 31, 2007	1,834
ARB 51 adjustment - Bark Advertising loss attributable to minority	(105)
interest
EITF D-98 adjustment - excess of redemption amount over ARB 51	51
amount
ARB 51 adjustment - Currency adjustment	(19)
Redeemed shares reclassified to liabilities	(313)
Balance as of December 31, 2008	$1,448

Note 11 – Long and short-term debt and obligations under capital leases

		Value at	Value at
		December 31, 2008	December 31, 2007
Loan reference	Maturity Date	USD 000’s	USD 000’s
Current bank credit line (A)	June 2009	$ 123	$ 2
Bank credit line (B)	May 2009	1,353	1,800
Promissory notes	January 2009	35	0
Credit Institution (C)	2018 – 2037	3,124	0
Bank loan (D)	2008 – 2023	1,087	4,379
Leasing contracts (E)	2008 – 2011	308	0
Total		6,030	6,181
Less: Current portion		1,691	2,982
Long-term portion of debt
and capital leases		$4,339	$3,199

Long and short-term debt
          In May 2007, Bark Corporation received a bank credit line of DKK 9,000,000 (USD 1,773,400 as at December 31, 2007) which is due on May 18, 2009. As security for this loan the Company made a deposit of DKK 3,000,000 (USD 597,000 of restricted cash as at December 31, 2007). On March 6, 2008 the loan was reduced by DKK 3,000,000 (USD 567,700) to DKK 6,000,000 (USD 1,135,300) and at the same date the DKK 3,000,000 (USD 567,700) deposit was released. On May 27, 2008 Bark Corporation's bank credit line was temporarily increased by DKK 1,000,000 (USD 189,200) through August 31, 2008. On September 15, 2008 this date was extended to October 15, 2008. On November 21, 2008 the bank credit line increase was extended to January 31, 2009. On February 24, 2009 it was extended to May 18, 2009. The rate of interest payable under the line of credit facility is presently 5.75% per annum. At December 31, 2008 and 2007, the outstanding balance of line of credit is USD 1,353,000 and $1,800,000 including accrued interest on the outstanding balance of line of credit (see B above).

Bark Group Inc.
Notes to the consolidated financial statements

Note 11 – Long and short-term debt and obligations under capital leases, continued

Long and short-term debt, continued
          In May 2007, the Company received a loan from Venpar A/S of DKK 3,000,000 (USD 591,000). On the date of issuance, the Company agreed to convert the loan into common shares at a rate of DKK 8 per share and a portion of the proceeds was allocated to the beneficial conversion feature valued at USD 366,000 based on the Company’s assessment of the fair value of its common shares at the date of issuance of DKK 13.13 per share compared to the exercise price. The loan was converted into common shares on September 30, 2007 (see Note 12). The Company recorded a charge of USD 366,000 for the value of the beneficial conversion feature noted a component of interest expense in the consolidated statement of operations for the years ended December 31, 2007.

          In September 2007 Bark Corporation obtained a bridge loan of DKK 21,900,000 (USD 4,315,300 as at December 31, 2007) to finance the acquisition of a part of an office building to serve as headquarters of Bark Copenhagen. The bridge loan expired December 31, 2007, however, a waiver was obtained from the lender, which allows the Company to retain the same terms of the loan until the Company refinanced the loan in March 2008. At December 31, 2007, the outstanding balance of the bridge loan was $4,379,000, including accrued interest on the loan (see D above).

          On March 7, 2008, two new bank loans totaling DKK 7,000,000 (USD 1,324,500) were entered into. The two new loans are to be repaid in quarterly installments over 15 years. The interest rate is fixed quarterly as "Danske Bor" plus a margin of 3.00% . At December 31, 2008, the remaining outstanding balance of these loans aggregating $1,087,000 (see D above).

          The remaining balance of the initial bridge loan of DKK 14,900,000 (USD 2,819,300) was refinanced on May 16, 2008 with a loan bearing a variable interest rate of currently 5.4% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 20 years) from Realkredit Danmark (a credit institution). Interest is payable on the last working day of each quarter. Further, on November 21, 2008 Bark Corporation obtained a loan of DKK 1,611,000 (USD 304,800) from Realkredit Danmark bearing a variable interest rate of currently 5.80% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 19 years). Proceeds from the loan has been used in full as an extra ordinary installment on the above mentioned DKK 7,000,000 (USD 1,324,500) loan from Danske Bank. At December 31, 2008, the outstanding balance of the loans aggregating approximately $3,124,000. (see C above).

          Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 2,000,000 ($378,400). As at December 31, 2007 and December 31, 2008, the amount outstanding under this line of credit facility was $2,000 and $123,000 (see A above), respectively. The line of credit facility is repayable in full on June 30, 2009. The rate of interest payable under the line of credit facility is presently 8.25% per annum

          The following table summarizes the Company's future principal payments under debt obligations excluding payments under capital lease obligations as of December 31, 2008 :

Fiscal year ending December 31,	USD 000’s
2009	$1,567
2010	52
2011	55
2012	58
2013	61
Thereafter	3,929
Total	5,722
Less Current portion of debt	1,567

Long-term debt	$4,155

Bark Group Inc.
Notes to the consolidated financial statements

Note 11 – Long and short-term debt and obligations under capital leases, continued

Obligations under capital leases
          The following is a schedule of future minimum payments required as of December 31, 2008 under capital leases:

	Principal	Interest	Total
Fiscal year ending December 31	USD 000’s
2009	$124	$17	$141
2010	113	9	122
2011	71	1	72
2012	-	-	-
2013	-	-	-
Thereafter	-	-	-
Total minimum lease payments	$308	$27	$335

          Capital lease obligations have been included in the consolidated balance sheet as current and non-current at USD 124,000 and USD 184,000 respectively. Interest expenses in 2008 were DKK 63,000 (USD 12,400)

          Capital leases are subject to lease contracts running for 36 months in monthly installments at a variable interest rate. At expiration the Company takes ownership of the leased assets at a nominal amount.

          In 2007, the Company leased certain facilities and equipment under non-cancelable operating leases. Total rent expense for the year ended December 31, 2007 was DKK 533,000 (USD 107,000). These operating leases were modified and qualified as capital leases. They expire at various times through 2010.

Note 12 - Capital Stock

          The share capital of Bark Group consists of 100,000,000 shares of common stock (authorized) with a par value of USD$0.001 per share, and 5,000,000 shares of preferred stock, with a par value of USD$0.001 per share. As at December 31, 2008, no preferred shares had been issued. The board has the ability to set the terms for issuance of the preferred shares..

          Each common share entitles the holders to one vote; no shares enjoy special rights.

a)

On September 30, 2007, a 1.2964 for 1 stock split was approved. As a result of this stock split, the outstanding shares were increased to 11,785,953. All share and per share data presented in the consolidated financial statements and the notes to the consolidated financial statements reflect this stock split.

b)	On September 30, 2007, the Company converted an outstanding loan of DKK 3,000,000 (USD 591,100) into 486,171 new common shares (see Note 11).
c)

On September 30, 2007, the Company issued 388,936 non-vested shares awards for proceeds of DKK 16,500 (USD 3,255). The shares awards were issued to two executives of the Company and fully vest on May 31, 2010. .

d)	On September 30, 2007, the Company issued 147,734 new common shares for proceeds of USD 291,000. The stock issuance costs were USD 13,000.
f)	On December 28, 2007, 155,755 common shares were issued for total proceeds of USD 311,000. Total stock issuance costs were USD 61,000.

Limitations on dividend
          The Company is restricted from paying dividend to stockholders in accordance with debt agreements with Danske Bank. Dividends to shareholders are thus subject to prior approval from Danske Bank. There have been no dividends paid to date to the shareholders of the Company.

Bark Group Inc.
Notes to the consolidated financial statements

Note 13 - Nonvested shares

          A summary of the status of the Company's nonvested shares as of December 31, 2008 and 2007, and changes during the years ended December 31, 2008 and 2007 is presented below:

Weighted-
Average
Grant-Date
Fair Value
	Number of	USD per
	Shares	share
Nonvested Shares at January 1, 2007	-	$-
Granted	388,936	2.00
Vested	-	-
Forfeited	-	-
Nonvested Shares at December 31, 2007	388,936	2.00
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested Shares at December 31, 2008	388,936	$2.00

          In September 2007, the Company issued 388,936 non-vested share awards to two executives of the Company having a stated value of DKK 16,500 (USD 3,255). The fair value of the non-vested shares awards on the date of issuance was DKK 3,939,000 (USD 777,000). The non-vested awards become vested on May 31, 2010. The company will record compensation expense ratably over the vesting period for the excess fair value of these awards. The Company expects these shares to become fully vested. During the years ended December 31, 2008 and 2007,the Company recorded USD 256,000 and USD 164,000 of compensation expense, respectively, related to these awards..

          As of December 31, 2008 there was USD 342,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted following currency adjustment of USD 15,000. The cost is expected to be recognized over a period of 17 months. No shares were vested during the year ended December 31, 2008.

Note 14 - Listing expenses

          During the year ended December 31, 2008, the Company incurred fees relating to its registration process as follows:

Year Ended
December 31
2008
Fees to auditors	$729
Fees to consultants	190
Legal assistance	548
Translation and other services	45
Total listing expenses	$1,512

Bark Group Inc.
Notes to the consolidated financial statements

Note 15 - Agreements

          On November 1, 2007, the Company entered into an agreement with DeBondo Capital Inc. ("DeBondo"), an unrelated party, to assist in listing the company on the NASD Over-the-Counter Bulletin Board ("OTCBB") and subsequent listing on the NYSE Alternext US (formerly the American Stock Exchange) ("AMEX") in the United States. The agreement was subsequently extended to June 30, 2009.

          Under the amended agreement, DeBondo further agreed that the $225,000 balance of their fee would only be due and payable upon the Company completing a $2.5 million equity financing pursuant to either (i) the agreement between the Company and PacificWave, or (ii) by any other party, provided that in this case the financing completes by June 30, 2009.

          DeBondo Capital is considered one of the Company’s promoters by virtue of its role and involvement in its corporate organization and proposed financing plans

          Bark Corporation entered into an engagement agreement with PacificWave Partners Limited (“PacificWave”) on August 17, 2007 wherein Bark Corporation engaged PacificWave to act as financial advisor to Bark Corporation in connection with the potential financing of Bark Corporation. This agreement terminated in accordance with its terms on September 30, 2008 as the $10 million financing contemplated in this engagement agreement had not been completed by that date. The agreement was subsequently extended to June 30, 2009.

          PacificWave is considered one of the Company’s promoters by virtue of its role and involvement in its corporate organization and proposed financing plans.

Note 16 - Related party transactions

Fee to Chairman of the Board Bent Helvang
          BH Media ApS (a company 100% owned by Bent Helvang) is according to contract entitled to invoice the Company USD 240,010 and USD 137,900 during the years ended December 31, 2008 and 2007, respectively, for services provided to the Company relating to acquiring new companies, strategy planning and management services. Such services have been recorded as a component of selling, general, and administrative expenses. . At December 31, 2008 and 2007, Bent Helvang has a receivable of DKK 1,607,000 (USD 304,050) and DKK 520,000 (USD 102,000), respectively, which has been classified in advances from related parties.

Fee to CEO Anders Hageskov
          Lugano Communication and Entertainment (a company in which Anders Hageskov is employed) invoiced the Company USD 336,900 and USD 224,500 during the years ended December 31, 2008 and 2007, respectively, for services rendered by Lugano Communication and Entertainment to Bark Copenhagen and Bark Advertising. This fee includes reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and has been recorded as a component of selling, general, and administrative expenses.

Commission to Board Member Claus Aamann
          Washburn Assets Ltd. (a company 100% owned by Klaus Aamann) has in 2007 received a total commission of USD 72,620. Washburn Assets Ltd. receives 20% of the capital it raises from new stockholders. This arrangement was terminated on January 31, 2008.

Loan to Bark Holding, British Virgin Islands
          Bark Corp has advanced a loan to stockholder Bark Holding of DKK 506,000 (USD 87,847) in November, 2006. This loan was re-paid back in full in December 2007, including 7% interest of USD 6,519 in 2007.

Bark Group Inc.
Notes to the consolidated financial statements

Note 16 - Related party transactions, continued

Loan from Bark Holding, British Virgin Islands
          In December 2007 Bark Corporation received a loan from Bark Holding of DKK 556,000 (USD 108,000 as at December 31, 2007). The interest rate is fixed at 7%. In May and June 2008, this loan was increased by DKK 112,100 (USD 21,200). This loan was again increased by DKK 1,010,000 (USD 191,100) in July and August 2008. On September 30, 2008 the loan was reduced by DKK 575,800 (USD 109,000) as Bark Holding assumed the loan issued to Anaconda.tv Ltd including costs to a consultant. On December 31, 2008 the loan was increased by DKK 25,000 (USD 4,700). This loan is due for repayment in full during 2009. Interest payable for the year ended December 31, 2008 was USD 11,377. The balance of this loan of USD 222,400 and USD 108,000, including interest, has been included in advances from related parties at December 31, 2008 and 2007, respectively. Certain stockholders of Bark Group own 100% of the outstanding shares of Bark Holding.

          In addition, On June 11, 2008 Bark Holding in addition committed to issue a bridge loan up to DKK 3,000,000 (USD 567,700). This loan, as well as interest at 7% is due when Bark Group Inc.'s cash flow is positive for more that 4 consecutive weeks or when sources of financing are in place. On September 16, 2008 Bark Holding increased the loan commitment to DKK 4,000,000 (USD 756,900) on identical terms.

Loan to Anaconda.tv Ltd., Germany
          Bark Corporation issued a loan of DKK 355,000 (USD 70,000 as at December 31, 2007) to Anaconda.tv Ltd in July 2007 (owned 51% by a shareholder in the Company). This loan was increased in March 2008 by DKK 150,000 (USD 28,400) making a total loan of DKK 505,000 (USD 95,600). Interest on this loan accrues at 7% per annum and amounted to USD 4,889 during the year ended December 31, 2008. The loan was assumed by Bark Holding on September 30, 2008 and thus the balance of the loan is NIL as at December 31, 2008.

Option to buy shares in Anaconda.tv Ltd., Germany
          On December 12, 2007, the Company acquired two call options from Bark Holding for 19% and 32% respectively of the stock ownership in Anaconda.tv Ltd., Germany. The Company decided not to exercise the options, which expired on November 30, 2008.

Invoices to share holders
          Bark Copenhagen has in 2007 invoiced USD 197,316 for advertisement services to 3 companies owned by stockholders in Bark Group. At December 31, 2007, the outstanding balances of receivable from these companies aggregating approximately $133,000.

Credit notes to share holders
          Bark Copenhagen has in 2008 issued credit notes of USD 36,000 to three companies owned by share holders in Bark Group due to disputes over the quality of services provided. Furthermore management has decided not to provide any advertising services to the three companies in the future.

Sales to DFL
          Bark Copenhagen has in 2008 invoiced USD 63,000 to DFL, a company owned by stockholders in Bark Group.

Loan from Jesper Svane and Rene Lauritsen
          Shareholders Jepser Svane and Rene Lauritsen have in April 2008 made payments of DKK 91,600 (USD 17,300) to trade creditors on behalf of the Company. This loan is to be repaid in full during 2009.

Bark Group Inc.
Notes to the consolidated financial statements

Note 17 - Commitments and contingencies

Litigation
          In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 (USD 189,200), based on an alleged breach by Bark Corporation of the terms of employment and non-payment for the transfer of specified intellectual property. In March 2008, the Company paid DKK 242,500 (USD 45,900) to such employees related to the “employment” element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 (USD 143,300). The Company believes that, in order to settle this claim, a payment will be required. Using the guidance of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) the Company has provided for an amount of DKK 250,000 (USD 47,300) that is considered to be probable and reliably estimable. This amount has been included as a component of accrued liabilities.

Note 18 - Subsequent Events

          Bark Group Inc. obtained two additional short term loans of DKK 2,125,000 ($379,700 as of March 31, 2009) on April 3, 2009 in order to fund working capital until additional capital has been raised. The loan was advanced by private investors. Both loans are due for repayment on August 1, 2009 together with accrued interest of DKK 212,500 ($37,970)

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

We engaged Marcum & Kliegman LLP, Certified Public Accountants and Consultants, as our principal independent registered public accounting firm effective March 13, 2009. Concurrent with this appointment, Deloitte Statsautoriseret Revisionsaktieselskab (“Deloitte”), resigned as principal independent registered public accounting firm of the Company effective March 13, 2009. The decision to change its principal independent registered public accounting firm has been approved by our board of directors.

The report of Deloitte dated March 12, 2008 (except as to Note 1, as to which the date is May 1, 2008; Note 22 (as to the effects of the restatement), as to which the date is October 10, 2008; and Note 23, as to which the date is November 26, 2008), on the consolidated balance sheets of the Company as at December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year ended December 31, 2007 and the period from October 9, 2006 (Inception date) to December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified nor modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to the ability of the Company to continue as a going concern.

In connection with the audit of the period from October 9, 2006 (Inception date) to December 31, 2007 and during the subsequent interim periods through to the date of their resignation, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Deloitte would have caused them to make reference thereto in their reports on the Company’s audited financial statements.

In connection with the audit by Deloitte of our financial statements for the year ended December 31, 2007, we were advised by Deloitte that they had identified a deficiency in our internal control over financial reporting which they considered to be a material weakness as at March 12, 2008. Deloitte concluded that, based on the size of our accounting function, it appeared that we did not have sufficient resources to support the ongoing regulatory and reporting requirements as a registrant with the SEC. The material weakness identified resulted from inadequate external reporting, technical accounting and tax staff, inadequate integrated financial systems and financial reporting and closing processes, and inadequate written policies and procedures. Specifically, the following items were identified as at March 12, 2008:

  we did not have a sufficient complement of external reporting, technical accounting or tax staff commensurate to support standalone external financial reporting under public company or SEC requirements;

  we did not have a fully integrated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes; and

  we had not commenced design, implementation and documentation of the policies and procedures used for external financial reporting, accounting and income tax purposes.

Based on the identified deficiencies, Deloitte recommended (i) that we review our staffing and identify appropriate, additional resources, and (ii) we prepare a comprehensive set of accounting policies and business cycle procedures.

We provided Deloitte with a copy of the foregoing disclosures and requested in writing that Deloitte furnish us with a letter addressed to the SEC stating whether or not they agree with such disclosures. A copy of Deloitte’s letter dated March 20, 2009 received in response to this request and confirming their agreement is attached as an exhibit to the Amendment No. 1 to our Current Report on Form 8-K filed with the SEC on March 24, 2009.

ITEM 9A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer, Anders Hageskov, and our Chief Financial Officer, Ole Bjerre, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management Report on Assessment of Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Inherent Limitation of the Effectiveness of Internal Control

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2008, there was no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the audit of our financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and December 31, 2007, our auditors and we have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

The PCAOB defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

  a control necessary to meet the control objective is missing; or

  an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.

A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or qualifications to perform the control effectively.

The material weakness identified results from currently inadequate external reporting, technical accounting and tax staff, inadequate integrated financial systems and financial reporting and closing processes, and inadequate written policies and procedures. Specifically, the following items were identified:

  we do not currently have a sufficient complement of external reporting, technical accounting or tax staff commensurate to support standalone external financial reporting under public company or SEC requirements;

  we do not have a fully integrated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes; and

  we have not commenced design, implementation and documentation of the policies and procedures used for external financial reporting, accounting and income tax purposes.

We are in the process of implementing changes to strengthen our internal controls. Additional measures may be necessary and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

ITEM 9B.           OTHER INFORMATION

Not applicable.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors and their respective ages as of March 31, 2009 are as follows:

Directors:

Name of Director	Age

Bent Helvang	57

Klaus Aamann	42

Jesper Svane	36

Executive Officers:

Name of Executive Officer	Age	Office

Bent Helvang	57	Chairman and Secretary

Anders Peter Hageskov	41	Chief Executive Officer and President

Ole Bjerre	45	Chief Financial Officer

Peter Brockdorff	44	Chief Executive Officer of Bark Copenhagen

The following describes the business experience of our directors and executive officers. None of our directors or executive officer have been or are presently a director of any reporting company under the Exchange Act or any other publicly traded company.

Bent Helvang is one of the co-founders of Bark Corporation and has been the chairman of the board of directors of Bark Corporation since October 9, 2006. Mr. Helvang was appointed as one of our directors and as our Chairman and Secretary on February 29, 2008 upon the completion of our acquisition of Bark Corporation. Mr. Helvang has over 17 years of experience in the advertising industry. From 2003 to 2005, Mr. Helvang was the general manager of TV2 ØST FILM | TV, a film and television production company under the direction of TV2 ØST Denmark. From 1989 to 2003, Mr. Helvang was general manager and part-owner of Kanal 2 Prime Time A/S and the Danish national television network, TvDanmark|Kanal 60 A/S, owned by the international television and radio network SBS, in which he was a board member in the earlier 1990’s. In 2002, Mr. Helvang was elected chairman of the entrepreneur company, INKO Windows. He has also acted as chairman of KOMM, a radio and television organization in Denmark, is a member of the board of directors of a local conservative party, was a member of the prime ministers media commission and was participating as a member of the board of directors of The Association of European Radios (AER), a European trade body representing the interests of over 4,500 private and commercial radio stations in nine European Member States and Switzerland. Mr. Helvang is an entrepreneur, and is particularly skilled in developing strategies and acquisition of media companies.

Mr. Helvang presently devotes his full business time to our business.

Klaus Aamann is one of the founders of Bark Corporation and was appointed as a director and as the chief executive officer of Bark Corporation at the start-up of Bark Corporation. Mr. Aamann was appointed as one of our directors on February 29, 2008 upon the completion of our acquisition of Bark Corporation. Mr. Aamann left the position of chief executive officer of Bark Corporation in September 2007 and is now holding a position as board member. Mr. Aamann has an established network inside the media industry, and he has used this network to assist in the establishment of Bark Corporation and its subsidiary companies.

Also Mr. Aamann is presently involved in the funding of Bark. Mr. Aamann has worked in the media industry for approximately seven years, working with broadcasters and production companies all over Europe. As Sales Manager for ITE (Interactive Television Entertainment), Mr. Aamann was responsible for sales and marketing in EMEA between January 1995 - December 1998. During his four successful years with ITE, Mr. Aamann brought ITE's most famous character, "Hugo the Troll" on air in several countries. In Germany the show became the most successful children’s program ever where it was on air for more than 5 years. From January 1999 to December 2000, Mr. Aamann worked for Danware as sales manager for resellers in Italy, France and Belgium. Subsequently, Mr. Aamann joined Compaq Computers where he was responsible for sales and marketing during the period from January 2001 to December 2003, working directly with the larger resellers such as GE Capital, Eterra, and TopNordic. Later, Mr. Aamann worked as sales manager for Avalanche Mobile, a developer of network-based SMS management technologies, from January 2004 to June 2005. While with Avalanche Mobile, Mr. Aamann worked with broadcasters and mobile carriers. Mr. Aamann co-founded Bark Corporation subsequent to his departure from Avalanche Mobile.

Jesper Svane was appointed a director of Bark Corporation on October 9, 2007. Mr. Svane was appointed as one of our directors on February 29, 2008 upon the completion of our acquisition of Bark Corporation. Mr. Svane is one of the founders of the Bark Corporation. Mr. Svane has specialized experience in the private funding and investments of companies in Denmark and in the European Union, and has invested into a number of success full start-ups during the past 5 years. During 2003 to 2004, Mr. Svane was involved in the private funding of DK Group NA NV, a company which holds worldwide patents within the fields of marine fuel saving technologies. During 2004 to 2005, Mr. Svane invested into the VOIP phone company Vopium A/S, a company which had developed the technology to talk via VOIP over the mobile phone. In 2006, Mr. Svane invested the necessary seed capital into Bark Corporation. During 2006 and 2007, Mr. Svane invested into DFL Europe, a Copenhagen based company which holds several patents within the fire protections systems. During 2007, Mr. Svane invested into and founded IQ Invest GmbH, which invests into real estate in the German market. During 2007, Mr. Svane also founded and invested into IQ Division and its subsidiaries which operate within the online marketing industry. During 2008, Mr. Svane is currently involved in founding “LookOfTheYear” – an online beauty contest and television show.

Anders Peter Hageskov is one of the founders of Bark Corporation. Mr. Hageskov has been the chief executive officer and managing director of Bark Corporation since September 2007. Mr. Hageskov was appointed as our chief executive officer on February 29, 2008 upon the completion of our acquisition of Bark Corporation. Mr. Hageskov has been the chief executive officer of Bark Advertising since October 2006. Mr. Hageskov has over 18 years of hands on experience in the international marketing and advertising industry. From 2005 to 2007, Mr. Hageskov was a client service director of BBDO Denmark which is one of the worlds leading creative agencies, and which forms a part of the specialist advertising and communication company, Omnicom Group. From 2002 to 2005 Mr. Hageskov was director of business development at Young & Rubicam Brands, a company of the communications services group, WPP Group. Mr. Hageskov was director of new business and country manager for the Scandinavian advertising company Republica, the largest advertising agency in Denmark that specializes in retail and fast moving consumer goods communication from 2000 to 2003. Mr. Hageskov is frequently asked to lecture at various business schools and in creative competitions, he has won numerous international creative awards and he is the former vice-president of the Danish Creative Association. He has lived and worked in Denmark, England, Norway and Switzerland building brands for a large number of international and regional brands.

Mr. Hageskov presently devotes his full business time to our business.

Ole Bjerre has been the chief financial officer of Bark Corporation since October 2007. Mr. Bjerre was appointed as our chief financial officer on February 29, 2008 upon the completion of our acquisition of Bark Corporation. Mr. Bjerre has over 14 years of hands on experience working as a chief financial officer and financial controller in international sales for a variety of industrial companies. Mr. Bjerre graduated with a bachelor of Commerce from Copenhagen Business University in 1987 and graduated with a master of Science degree in Business Economics and Auditing in 1990. From 2006 to 2007, Mr. Bjerre was chairman of the Danish Investment Foundation (known as Difko), and the chief executive officer for six months while the company sought to permanently fill the position, where he was responsible for coaching the management team, corresponding with investment companies which Difko was responsible for managing, developing Difko Invest and engaging in acquisitions.

From 2006 to 2007 Mr. Bjerre was also chief financial officer for ACO Plastmo A/S, a production company in the building sector that is a sub-group of the ACO Group of Companies, where he was responsible for the finance department, information technology, human resources and customer services. Previously, from 2004 to 2006, Mr. Bjerre was group controller for ACO Plastmo A/S where he was responsible for financial reporting to management, the board of directors and the parent company, management of cash-flow and transfer pricing and corporate taxations including national joint taxation for ACO Group of Companies in Denmark.

From 2002 to 2004 Mr. Bjerre was director of Fountain Scandinavia A/S a company that produces and sells vending machines for hot beverages. In this position Mr. Bjerre was responsible for sales, marketing and administrative activities. Mr. Bjerre was also chief financial officer for Fountain Scandinavia A/S from 1994 to 2002.

Mr. Bjerre currently acts as chairman of the board of directors for the investment company Difko A/S, and for Difko Group.

Mr. Bjerre presently devotes his full business time to our business. Mr. Bjerre has decided to follow new opportunities and will leave us and will no longer be our chief financial officer as of May 15, 2009. We has are presently in discussions with a candidate to replace Mr. Bjerre.

Peter Brockdorff has been the chief operating officer of Bark Copenhagen since January 2002. Mr. Brockdorff was appointed chief executive officer of Bark Copenhagen on January 1, 2008. Mr. Brockdorff has 18 years of experience in the advertising and media industry. Mr. Brockdorff initially worked as a sales executive at SBS, a Danish television station, from 1992 to 1996. He then worked for six years as managing director for Starcom, a media company owned by the advertising firm of Leo Burnett, from 1996 to 2001. Following Leo Burnett, Mr. Brockdorff founded Bark Copenhagen, then Living Brands, in 2002 with Daniel Soren. Mr. Brockdorff has also been the chief operating officer for Bark Media since June 2007.

Mr. Brockdorff presently devotes his full business time to our business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

In addition to the above members of management, we have the following significant employees:

  Mr. Henrik Sorensen, strategic director

  Mr. Daniel Soren, client service director.

Henrik Sorensen has been a strategic director of Bark Copenhagen since 2006. Mr. Sorensen has spent the last 16 years working as a marketing manager in Danish and International FMCG (fast moving consumer goods) corporations. He is a respected analyst and strategist and is known and recognized for his expertise in identifying profit routes and strategic positions for companies in their particular markets. From 2000 until 2005, Mr. Sorenson was employed at Dyrup A/S where he started as marketing manager but was promoted to vice president in 2002. In 2002, Mr. Sorensen set up his own consultancy company aimed at improving sales and marketing strategies. Mr. Sorensen has also been a teacher at Copenhagen Business School since 2003.

Mr. Sorenson holds a Masters of Science degree in Economics from the Copenhagen Business School in Denmark.

Daniel Soren has been the client service director of Bark Copenhagen since 2002. Mr. Soren was appointed as chief operating officer of Bark Copenhagen on January 1, 2008 concurrent with Mr. Brockdorff’s appointment as chief executive officer of Bark Copenhagen. Mr. Soren was a co-founder of both Bark Copenhagen and Bark Media. Mr. Soren is part of our management group and is involved in the strategic planning both for Bark Copenhagen and key clients. Mr. Soren serves as client service director for a number of our larger client accounts. Mr. Soren started his career in Boston, Massachusetts at Arnold Communications, a U.S. based advertising agency. He subsequently relocated to Copenhagen and worked at the firm of Leo Burnett Denmark where he was functioned in multiple roles, having been involved in brand management, strategic planning and account management. Mr. Soren holds a Masters in Science in Economics from the Copenhagen Business School in Denmark (1994) and a Masters in Business Administration from Monterey Institute of International Studies (1993).

Family Relationships

Anders Hageskov is the brother-in-law to Klaus Aamann.

Committees of the Board of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee. However, we plan to establish various committees during the current fiscal year.

As we presently do not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, our entire board of directors is acting as our audit committee.

Audit Committee Financial Expert

No member of our board of directors presently qualifies as an “audit committee financial expert”, as defined in Item 407 of Regulation S-K.

Involvement in Certain Legal Proceedings

During the past five years, none of our directors, executive officers, promoters or control persons has been involved in any of the following legal proceedings:

  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing,

  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses),

  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, (ii) Engaging in any type of business practice, or (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws,

  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity,
  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated,
  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated

Compliance with Section 16 of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2008, except as disclosed below, these filings were made on a timely basis:

Reporting Person	Late Reports During the Fiscal Year Ended December 31, 2008	Failures to File Reports During the Fiscal Year Ended December 31, 2008
Bent Helvang	None	None
Anders Hageskov	1	None
Jesper Svane	1	None
Klaus Aamann	1	None
Rene Lauritsen	1	None
Peter Brockdorff	1	None
Ole Bjerre	1	None

Code of Ethics

Effective March 31, 2009, we adopted a Code of Ethics that applies to all of our directors and officers. This code summarizes the legal, ethical and regulatory standards that we must follow and is a reminder to our directors and officers of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our directors and officers. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  compliance with applicable governmental laws, rules and regulations;

  the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

  accountability for adherence to the Code of Ethics.

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Bark Group Inc., at Ostergade 17-19, 3rd Floor, DK-1100 Copenhagen K, Denmark, Attention: Mr. Ole Bjerre, Chief Financial Officer.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last two fiscal years to:

  the person(s) serving as our principal executive officer during the year ended December 31, 2008;

  each of our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2008, and whose total compensation exceeds $100,000 per year; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2008;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (1)	Option Awards ($) (1)	Non- Equity Incentive Plan Compen- sation ($) (1)	Non- qualified Deferred Compen- sation Earnings ($) (1)	All Other Compen- sation ($)	Total ($)
Bent Helvang, Chairman(2)	2008 2007 2006	$240,010 $137,900 $8,333	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$12,695 $10,500 0	$252,705 $148,400 $8,333
Anders Hageskov, Chief Executive Officer (3)	2008 2007 2006	$336,900 $224,500 $33,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$336,900 $224,500 $33,000
Ole Bjerre, Chief Financial Officer (4)	2008 2007 2006	$147,300 $30,900 N/A	0 0 N/A	0 0 N/A	0 0 N/A	0 0 N/A	0 0 N/A	$3,626 0 N/A	$150,926 $30,900 N/A
Peter Brockdorff, Chief Executive Officer of Bark Copenhagen(5)	2008 2007 2006	$262,800 $146,600 N/A	0 0 N/A	$128,000 $82,000 N/A	0 0 N/A	0 $7,300 N/A	0 0 N/A	$14,000 $4,000 N/A	$404,800 $239,900 N/A

(1)

All amounts paid in Danish Crowns (DKK) and converted into U.S. dollars based on (i) a conversion rate of 5.0976 DKK per $1.00 as the average rate for fiscal 2008, with respect to 2008 compensation information, and (ii) a conversion rate of 5.0753 DKK per $1.00 as at December 31, 2007, with respect to 2007 and 2006 compensation information.

(2)	Mr. Helvang is chairman of Bark Group Inc., Bark Corporation, Bark Advertising, Bark Copenhagen, and director of Bark Property. Bent Helvang Media ApS, a private company 100% owned by Bent Helvang,

received a fee of $55,147 in 2007 for the period from January 1, 2007 to May 31, 2007 and $8,333 in 2006 in consideration for services related to acquiring new companies, strategy work for the Bark group and management services. In addition, Mr. Helvang was paid a chairman’s fee equal to DKK 60,000 (equivalent to approximately $10,700 as at March 31, 2009) per month, plus expenses, from June 1, 2007 through to December 31, 2007.

(3)

Mr. Hageskov was the chief executive officer of Bark Group Inc., Bark Corporation, Bark Advertising, Bark Copenhagen and Bark Media during 2007. He ceased to be the chief executive of Bark Copenhagen and Bark Media during 2008. Bark Holdings Ltd., a shareholder, received a fee of $61,853 for the period from January 1, 2007 to May 31, 2007 through Bark Holding Ltd. and a fee of $33,000 during 2006 in respect of the services provided by Mr. Hageskov to Bark Advertising. Lugano Communication & Entertainment SA was paid a fee of $162,684 in respect of the services provided by Mr. Hageskov to Bark Advertising. The amounts paid to Lugano Communication & Entertainment SA were inclusive of certain expenses incurred by in providing the services of Mr. Hageskov under our management contract with Lugano Communication & Entertainment SA, which expenses includes office rent expenses for the Lugano office and related office expenses and travel, marketing and entertainment expenses. In 2008 we paid a monthly fee to Lugano Communication & Entertainment of $28,075.

(4)	Mr. Bjerre was appointed as our chief financial officer in October 2007 and was paid during 2007 on a consultant fee basis. Mr. Bjerre has been a full time employee since January 2008.

(5)

Mr. Brockdorff was the chief operating officer of Bark Copenhagen and Bark Media during 2007. Mr. Brockdorff was appointed as the chief executive officer of Bark Copenhagen and Bark Media during 2008. In addition to his salary, Mr. Brockdorff participates in the profit of Bark Advertising through his ownership of Class B shares of Bark Advertising; an amount of $19,500 was paid out for the year ended 2007 and Nil for the year ended 2008. Mr. Brockdorff salary for 2007 is for the period from May 14, 2007, the date of the acquisition of Bark Copenhagen and Bark Media, through December 31, 2007.

Employment and Management Services Agreements

Bent Helvang

Bark Denmark entered into a Chairman’s Agreement with Bent Helvang dated June 1, 2007 pursuant to which Mr. Helvang provides his services as chairman of Bark Corporation and its subsidiary companies. Mr. Helvang is required to discharge his obligations as chairman under Danish law for each company for which he is chairman. In addition, he responsible for the following matters:

  targeting and coordinating acquisition of subsidiaries within the advertising and media industry in Europe,

  cooperation with external advisors and, together with the chief executive officer, acting as the person in charge of the planned listing on the OTC Bulletin Board and later on the American Stock Exchange, and implementation of a joint strategy and business plan for the Bark group of companies.

Bark Denmark agreed to pay to Mr. Helvang a chairman’s fee equal to DKK 60,000 (equivalent to approximately $10,700 as at March 31, 2009) per month, plus expenses, through to December 31, 2007. As of January 1, 2008, the fee increased to DKK 100,000 (equivalent to $17,900 as at March 31, 2009) per month, plus expenses. Expenses include petrol bills, telephone, including mobile phone, Internet and newspaper bills and will be paid according to bills submitted. The agreement is to be renewed annually at each annual meeting of Bark Corporation. If Mr. Helvang is not re-elected as chairman, his fee will be paid to July 1 of the relevant year, and any further claims for supplementary fees will lapse.

Anders Hageskov

Bark Corporation entered into a management services agreement with Lugano Communication & Entertainment SA pursuant to which the services of Mr. Anders Hageskov, our chief executive officer, are provided. Under the terms of this agreement, Lugano Communication & Entertainment SA agreed to make the services of Mr. Hageskov available as managing director of Bark Corporation, Bark Advertising and, at the request of Bark Denmark, any other subsidiary or portfolio company of Bark Corporation. These services and professional responsibilities are stipulated to be those of a chief executive officer under the Danish Companies Act. Bark Corporation agreed to pay an annual fee equal to DKK 1,680,000 (equivalent to $300,200 as at March 31, 2009) for these management services. The yearly fee is subject to annual renegotiation once every year when the annual report of Bark Corporation is approved by the board of directors. The agreement was for an initial term expiring December 31, 2008. The agreement will be automatically renewed for a further period of twelve months unless the agreement is terminated by written notice of either party to the other not later than six months before the expiry of the then current term. The parties stated their intention that the agreement remain in effect for a period of at least three years. In the event of termination that is not caused by a material breach on the part of Lugano Communication & Entertainment SA, Bark Corporation will be required to pay to Lugano Communication & Entertainment SA a termination fee equal to six month’s fee. Lugano Communication & Entertainment SA is obligated to pay for all expenses associated with our Lugano office under this arrangement, including rent and associated expenses and telecommunications expenses.

Ole Bjerre

We have entered into an employment agreement dated October 24, 2007 with Mr. Ole Bjerre whereby we pay to Mr. Bjerre a fixed salary of 600,000 DKK (equivalent to approximately $107,100 as at March 31, 2009) per annum. This amount has subsequently been increased to 750,000 DKK (equivalent to approximately $133,900 as at March 31, 2009) per annum. The employment agreement was effective as of January 1, 2008. Amounts paid in 2007 were consulting fees paid pursuant to a previous consulting arrangement with Mr. Bjerre. We may terminate this employment agreement by giving three months’ written notice of termination if we terminate prior to August 12, 2008, or six months’ written notice of termination if we terminate after August 12, 2008. Mr. Bjerre may terminate the employment agreement by giving three months’ written notice. Mr. Bjerre has advised us of his decision to leave our employment and will no longer be our chief financial officer effective May 15, 2009.

Peter Brockdorff

Bark Copenhagen entered into services agreement with Peter Brockdorff effective January 1, 2008 pursuant to which Mr. Brockdoff is engaged as manager of Bark Copenhagen. Mr. Brockdorff’s salary under this agreement was 104,000 DKK (equivalent to approximately $18,570 as at March 31, 2009) per month as of January 1, 2008, and increased to 114,000 DKK (equivalent to approximately $20,360 as at March 31, 2009) per month starting in April 1, 2008 reflecting his new office as chief executive officer of Bark Copenhagen. Mr. Brockdorff is entitled to reimbursement of mobile phone expenses and to a home computer and related Internet expenses. In addition to his salary, Mr. Brockdorff participates in the profit of Bark Advertising through his ownership of Class B shares of Bark Advertising. The Class B shareholders are entitled to receive 20% of Bark Advertising’s profits before tax and elimination of internal management fee and interest expenses for the years ended 2007 and 2008. Mr. Brockdorff is entitled to receive his pro rata share of this amount in accordance with his ownership of Class B shares of Bark Advertising. Neither Bark Copenhagen nor Mr. Brockdorff is entitled to terminate the agreement prior to May 31, 2010. During 2008 and 2007, we recorded $128,000 and $82,000, respectively, of compensation expenses related to these awards with respect to Mr. Brockdorff, as discussed below under “Outstanding Equity Awards as of December 31, 2008”.

Outstanding Equity Awards as of December 31, 2008

In September 2007, Bark Corporation issued 388,936 non-vested share awards to Peter Brockdorff, now the chief executive officer of Bark Copenhagen, and Daniel Soren, now the chief operating officer of Bark Copenhagen. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards will become fully vested on May 31, 2010. During fiscal 2008 and 2007, we recorded $256,000 and $164,000, respectively, of compensation expenses to these non-vested stock awards. As of December 31, 2008, there was $342,000 (after currency adjustment of $15,000) of total unrecognized compensation costs related to these non-vested stock awards. The cost is expected to be recognized over a period of 37 months.

The following equity awards were outstanding as at December 31, 2008:

Name and Principal Position	Number of Shares of Stock That Have Not Yet Vested (#)	Market Value of Shares That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, That Have Not Vested ($)
Bent Helvang, Chairman	Not applicable.	Not applicable.	Not applicable.	Not applicable.
Anders Hageskov, Chief Executive Officer	Not applicable.	Not applicable.	Not applicable.	Not applicable.
Ole Bjerre, Chief Financial Officer	Not applicable.	Not applicable.	Not applicable.	Not applicable.
Peter Brockdorff, Chief Executive Officer of Bark Copenhagen (1)	194,468	602,800	0	0

(1)

We issued 194,468 nonvested share awards to Mr. Brockdorff in September 2007. The fair value of the nonvested share awards on the date of issuance was DKK 1,969,500 ($388,500). The nonvested awards become fully vested on May 31, 2010. During 2008, we recorded $128,000 of compensation expenses related to these awards with respect to Mr. Brockdorff.

There were no incentive stock options granted or issued to our named executive officers as of December 31, 2007 and 2008.

Compensation of Directors

Other than amounts that we pay to Mr. Helvang for acting as our chairman, as disclosed above in the Summary Compensation Table, we do not currently pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date for the year 2008

Long-term Incentive Plans

We do not have any long-term incentive plans in place.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2009 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 16,205,686 shares of common stock outstanding as of March 31, 2009.

Each shareholder listed below possesses sole voting and investment power with respect to the shares shown. The address of our directors and officers is Ostergade 17-19, 3rd Floor, DK-1100 Copenhagen K, Denmark.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 31, 2009, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Directors and Officers:
Bent Helvang Chairman, Secretary and Director	2,262,902 Shares (3)	14.0%
Anders Hageskov President and Chief Executive Officer	2,262,902 Shares	14.0%
Klaus Aamann Director	2,262,902 Shares	14.0%
Jesper Svane Director	2,331,989 Shares (4)	14.4%
Ole Bjerre Chief Financial Officer	Nil Shares	0.0%
Peter Brockdorff Chief Executive Officer of Bark Copenhagen	194,468 Shares	1.2%
Directors and Officers as a group	9,315,163 Shares	57.5%
Major Shareholders:
Sapiens Alliance Ltd. Streccia Di Rossi 2p CH-6922 Morcote Switzerland	2,331,989 Shares (5)	14.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 16,205,686 shares of common stock issued and outstanding as of March 31, 2009.

(3)	These shares are held indirectly by Mr. Helvang through Bent Helvang Media ApS, a private company controlled by Mr. Helvang.

(4)

Includes (i) 2,262,902 shares held directly by Svaneco Ltd., a private company controlled by Mr. Svane, and (ii) 69,087 shares held directly by Bark Holding Ltd., a private company controlled by Mr. Svane and Mr. Lauritsen.

(5)

Includes (i) 2,262,902 shares held directly by Sapiens Alliance Ltd. is a private company that is controlled by Rene Lauritsen, and (ii) 69,087 shares held directly by Bark Holding Ltd., a private company controlled by Mr. Svane and Mr. Lauritsen.

Changes in Control

We are unaware of any arrangement, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, since the beginning of our last fiscal year or during the preceding fiscal year, had any material interest, direct or indirect, in any transaction in which the amount involved exceeded the lesser of $120,000 or one percent of our average total assets at year end for the last two completed fiscal years:

  Any of our directors or officers;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings, step-parents, step-children and in-laws) of any of the above persons or any person (other than a tenant or employee) sharing the household of any of the above persons.

Acquisition of Bark Corporation

We issued the following shares to the following shareholders who are directors, officers or greater than 5% shareholders in connection with our acquisition of Bark Corporation on February 29, 2008:

Name and Shareholder	Number of Shares Issued (1)	Number of Shares and Percentage of Bark Corporation Held (2)
Directors and Officers:
Bent Helvang Director and Chairman	2,262,902 Shares (3)	1,745,454 (17.5%)
Anders Hageskov President and Chief Executive Officer	2,262,902 Shares	1,745,454 (17.5%)
Peter Brockdorff Chief Executive Officer of Bark Copenhagen	194,468 Shares	150,000 (1.5%)
Klaus Aamann Director	2,263,067 Shares	1,745,454 (17.5%)
Jesper Svane Director	2,262,902 Shares (4)	1,745,454 (17.5%)
Major Shareholders:
Sapiens Alliance Ltd.	2,262,902 Shares (5)	1,745,454 (17.5%)
Bark Holding Ltd.	166,524 Shares (6)	128,446 (1.3%)

(1)	We issued an aggregate of 12,964,548 shares of our common stock to acquire 10,000,000 shares of Bark Corporation.

(2)	The percentage of class is based on 10,000,000 shares of Bark Corporation issued and outstanding immediately prior to the acquisition.

(3)	These shares are held indirectly by Mr. Helvang through Bent Helvang Media ApS, a private company controlled by Mr. Helvang.

(4)	These shares are held indirectly by Mr. Svane through Svaneco Ltd., a private company controlled by Mr. Svane.

(5)	Sapiens Alliance Ltd. is a private company that is controlled by Mr. Rene Lauritsen.

(6)	Bark Holding Ltd. is a private company controlled by Mr. Svane and Mr. Lauritsen.

Acquisition of Bark Copenhagen

We acquired Bark Copenhagen on May 14, 2007 pursuant to a share transfer agreement between Bark Advertising and the shareholders of Bark Copenhagen, namely Peter Brockdorff, Daniel Soren, David Asmussen, Finn Balleby and Ole Parnam. This acquisition is described in detail in the section entitled “Organization Since Incorporation”. Under this agreement, Bark Advertising paid a cash purchase price and issued Class B shares of Bark Advertising to the selling shareholders of Bark Copenhagen. Of the share consideration paid, Mr. Brockdorff was issued Class B shares of Bark Advertising that are equal to 3.74% of the outstanding share capital of Bark Advertising as consideration for the payment of DKK 2,824,500 (equivalent to $504,400 as at March 31, 2009). A shareholders agreement was executed between Bark Advertising and the holders of the Class B shares. This shareholders agreement is described in detail in the section entitled “Organization Since Incorporation”. Mr. Brockdorff participates in the profit of Bark Advertising through his ownership of Class B shares of Bark Advertising; this amount was $19,500 for the year ended 2007. No bonus is anticipated to be paid for 2008.

Acquisition of Bark Media

Bark Advertising acquired all the shares of Bark Media on May 14, 2007. This acquisition was completed pursuant to a share transfer agreement between Bark Advertising and the shareholders of Bark Media, namely BrockSo Holding ApS, Maren Holding ApS and FFF Holding ApS. This acquisition is described in detail in the section entitled “Organization Since Incorporation”. Bark Advertising paid a purchase price of DKK 6,000,000 ($1,095,600) for this acquisition. Of this purchase price, an initial payment of DKK 5,406,000 was paid on May 1, 2007 and DKK 594,000 is payable quarterly in arrears over the four quarters following May 1, 2007. Of the purchase price paid, a total of 90% of the purchase price was paid to BrockSo Holding ApS, a private company controlled by Peter Brockdorff and Daniel Soren.

Bent Helvang

Update Bent Helvang Media ApS, a private company 100% owned by Bent Helvang, is according to a management contract entitled to receive fees of $240,100 for 2008, $137,900 for 2007 and $8,333 for 2006 in consideration for services related to acquiring new companies, strategy work for the Bark group and management services. In total, Mr. Helvang has a receivable of DKK 1,607,000 ($304,050) as at December 31, 2008 which has been classified as a loan from related parties.

Mr. Helvang entered into a chairman’s agreement with Bark Corporation dated June 1, 2007 pursuant to which Mr. Helvang provides his services as chairman of Bark Corporation and its subsidiary companies. The details of this chairman’s agreement are provided below under the section entitled “Executive Compensation”.

Anders Hageskov

We entered into a management services agreement with Lugano Communication & Entertainment SA (“Lugano Communications”) pursuant to which the services of Mr. Anders Hageskov, our chief executive officer, are provided. The details of this management services agreement are provided below under the section entitled “Executive Compensation”.

Bark Holding Ltd., Switzerland, a shareholder in Bark Corporation has received a fee of $61,853 in respect of the period from January 1, 2007 to May 31, 2007 and $33,000 during 2006 for services rendered by Anders Hageskov to Bark Advertising.

Lugano Communication & Entertainment SA invoiced $336,900 in the year ended December 31, 2008 and $162,684 for the period from June 1, 2007 to December 31, 2007 for services rendered by Anders Hageskov to Bark Copenhagen and Bark Advertising. This fee includes reimbursement of costs for operating our office in Lugano, Switzerland, which costs were paid for by Lugano Communication & Entertainment SA.

Klaus Aamann

Washburn Assets Ltd., a private company 100% owned by Klaus Aamann, received a total commission of $72,620 in 2007 relating to share subscriptions for Bark Corporation. Under the funding agreement between Bark Corporation and the founding shareholders of Bark Corporation, Washburn Assets Ltd. receives 20% of the capital it raises from new share holders. This arrangement terminated on January 31, 2008.

Bark Holding Ltd.

Anaconda

Bark Corporation entered into option agreements dated December 12, 2007 with Bark Holding Ltd., a private company controlled by Mr. Svane and Mr. Lauritsen. Under the terms of these option agreement, Bark Corporation acquired the right but not the obligation to purchase up to an aggregate 51% ownership interest in anaconda.tv GmbH from Bark Holding Ltd. Anaconda.tv is presently 51% owned by Bark Holding Ltd. These options expired on December 31, 2008 and were not exercised by the Company and have not been extended.

Bark Corporation loaned DKK 355,000 ($70,000 as at December 31, 2007) to Anaconda.tv Ltd. in July 2007 in order to provide Anaconda with working capital pending conclusion of a transaction. The loan accrued interest at the rate of 7% per annum. Interest accrued as at December 31, 2007 was $2,136. In March 2008, the loan was increased by DKK 150,000 ($28,400) making a total loan of DKK 505,000 ($95,600). Interest of $4,889 was accrued in 2008. The loan was on September 30, 2008 assigned by Bark Corporation to Bark Holding and thus the balance of the loan is NIL at September 30, 2008. As a result of this assignment, the loan obligation of Bark Corporation to Bark Holding was reduced, as disclosed below under “Bark Holding Loan”.

Loan to Bark Holding

Bark Corporation loaned DKK 506,000 ($87,847) to Bark Holding Ltd. in November 2006. This loan was repaid in full in December 2007, including accrued interest at the rate of 7% per annum equal to $6,519 in 2007 and $607 in 2006.

Loan from Bark Holding

Bark Holding Ltd. loaned DKK 556,000 ($108,000 as at December 31, 2007) to Bark Corporation in December 2007. The loan was in May and June, 2008 increased by DKK 112,100 ($21,200) and in July and August, 2008 by DKK 1,010,000 ($191,100), respectively. On September 30, 2008 the loan was reduced by DKK 575,800 ($109,000) as Bark Holding took over the loan advanced by Bark Corporation to Anaconda.tv Ltd including costs to a consultant, as described above in this section under “Anaconda”. On December 31, 2008 the loan was increased by DKK 25,000 ($4,700). This loan is due for repayment in full during 2009. Interest payable for the year ended December 31, 2008 was $11,377. The balance of this loan of $222,400 as at December 31, 2008, including interest, has been included within Loan from Bark Holding in the consolidated balance sheets.

Bark Holding Bridge Loan Commitment

On June 11, 2008, Bark Holding committed to issue a bridge loan to us in the amount of up to DKK 3,000,000 ($567,700). On September 16, 2008, Bark Holding increased this loan commitment to DKK 4,000,000 ($756,900). This loan will accrue interest at 7% and will be due when our cash flow is positive for more than four consecutive weeks or when additional sources of financing are in place. This loan has not yet been advanced.

DeBondo Capital Inc.

Bark Corporation entered into an engagement letter with Debondo Capital Inc. (“Debondo”), one of our promoters, dated October 2, 2007, as more fully described above under “Organization Since Incorporation – Agreement with DeBondo Capital.

Under the terms of the engagement agreement, Bark Corporation agreed to pay Debondo a fee consisting of the following:

  an initial payment of $25,000 due and payable on submission of our initial Form S-1 registration statement with the SEC,

  payment of $200,000 on final receipt and acceptance of the Company’s Form 211 with the Financial Industry Regulatory Authority Inc. and the issuance of a ticker symbol for Bark Group Inc., and payment of $25,000 upon our shares being registered on the American Stock Exchange.

We entered into an amendment to the engagement letter with DeBondo effective April 7, 2009 whereby DeBondo further agreed that the $225,000 balance of their fee would only be due and payable upon completion by us of a $2.5 million equity financing pursuant to either (i) the agreement between us and PacificWave, as discussed above under “PacificWave Engagement Agreement”., or (ii) by any other party, provided that in this case the financing completes by June 30, 2009..

DFL Europe A/S

Bark Copenhagen invoiced DFL Europe A/S, a private company owned by Jesper Svane and Rene Lauritsen, $63,000 in 2008.

Credit Notes to Shareholders

Bark Copenhagen issued credit notes of $36,000 in 2008 to three companies owned by Jesper Svane and Rene Lauritsen due to disputes over the quality of the services provided. Management has determined not to provide any advertising services to companies owned by Jesper Svane and Rene Lauritsen in the future. Management believes that this decision will have a very limited impact on our future sales due to the relatively low amount of the services provided in contrast to our overall revenues.

Loan from Jesper Svane and Rene Lauritsen

Shareholders Jesper Svane and Rene Lauritsen have in April 2008 made payments of DKK 91,600 ($17,300) to trade creditors on behalf of the Company. This loan is due for repayment in full during 2009.

Where You Can Find More Information

Statements contained in this annual report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material. Whenever a reference is made in this annual report to any contract or other document of ours, you should refer to the exhibits that are a part of the annual report for a copy of the contract or document.

You may read and copy all or any portion of the annual report or any other information that Bark Group Inc. files at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC.

Please call the SEC at 1–800–SEC–0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged Marcum & Kliegman LLP, Certified Public Accountants and Consultants, as our principal independent registered public accounting firm effective March 13, 2009. Concurrent with this appointment, Deloitte Statsautoriseret Revisionsaktieselskab (“Deloitte”), resigned as principal independent registered public accounting firm of the Company effective March 13, 2009. Deloitte audited our financial statements for the fiscal year ended December 31, 2007.

Our independent auditors have performed the services listed below and were paid the fees listed below for the fiscal years ended December 31, 2008 and December 31, 2007:

Audit Fees

	2008	2007
Marcum & Kliegmann	$135,000	$ 80,000
Deloitte	$928,000	$55,100

Audit Related Fees

2008	2007
$0	$0

Audit Fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with filings with the SEC and related comfort letters and other services that are normally provided by our independent auditor in connection with statutory and regulatory filings or engagements.

Tax Fees

2008	2007
$0	$0

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2008	2007
$0	$0

Audit Committee Pre–Approval of Audit and Permissible Non–Audit Services of Independent Auditors

We have not yet appointed an audit committee.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

Our audited consolidated financial statements as of December 31, 2008 and 2007 and for the each of the two years ended December 31, 2008, comprised of the following, are included in Item 8 above:

  Report of Independent Auditor,

  Consolidated Balance Sheets as at December 31, 2008 and 2007,

  Consolidated Statements of Operations for the years ended December 31, 2008 and 2007,

  Consolidated Statements of Stockholders Equity (Deficit) and Comprehensive Loss,

  Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, and

  Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules have been omitted since the required information is not present, or not present in amounts sufficient to require filing of the schedule, or because information required is included in the consolidated financial statements or the notes thereto.

Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation(1)
3.3	By-Laws(1)
10.1	Credit Facility Contract between Danske Bank A/S and Living Brands A/S dated October 25, 2004 (now Bark Copenhagen) for DKK 500,000 floating interest – business credit line(1)
10.2	Addendum to Credit Facility Contract between Danske Bank A/S and Living Brands A/S (now Bark Copenhagen A/S) dated April 28, 2006 increasing credit line from DKK 500,000 to DKK 1,000,000(1)
10.3

Shareholder Agreement dated March 2007 between Peter Brockdorff, Daniel Soren, David Asmussen, Finn Balleby, Ole Parnam, Henrik Sorensen, Trine Jakobsen and K2 Media Group A/S (now Bark Corporation A/S) regarding shares of K2 Advertising A/S (now Bark Advertising A/S) entered into in connection with acquisition of Bark Copenhagen A/S (formerly Living Brands A/S)(1)

10.4

Share Transfer Agreement dated March 30, 2007 between K2 Advertising A/S (now Bark Advertising A/S) and Peter Brockdorff, Daniel Soren, David Asmussen, Finn Balleby and Ole Parnam relating to acquisition of Bark Copenhagen A/S (formerly Living Brands A/S)(1)

10.5

Share Transfer Agreement dated March 30, 2007 between K2 Advertising A/S (now Bark Advertising A/S) and BrockSo Holding ApS, Maren Holding ApS and FFF Holding ApS relating to acquisition of Radar 360 ApS (now Bark Media A/S)(1)

Exhibit Number	Description of Exhibit
10.6	Credit Facility Contract dated May 23, 2007 between Danske Bank A/S and K2mediagroup A/S (now Bark Corporation) for DKK 9,000,000 floating interest – business credit line(1)
10.7	Suretyship dated May 23, 2007 granted by Danske Bank A/S and K2advertising A/S (now Bark Advertising) in favour of Danske Bank A/S relating to DKK 9,000,000 credit line(1)
10.8	Chairman’s Agreement dated June 1, 2007 between Bark Corporation A/S and Bent Helvang(1)
10.9	Management Services Agreement dated August 1, 2007 between Bark Corporation A/S and Lugano Communication & Entertainment SA(1)
10.10	Engagement Letter dated August 17, 2007 between Bark Corporation A/S and PacificWave relating to capital raising and financial advisory services(1)
10.11	Realkredit Loan Offer dated September 11, 2007 to K2mediagroup A/S (now Bark Corporation A/S) for DKK 14,900,000(1)
10.12	Credit Facility Contract between Danske Bank A/S and Bark Property ApS for DKK 21,900,000 floating interest – business(1)
10.13	Letter Agreement dated October 2, 2007 between DeBondo and Bark Corporation A/S regarding listing on OTCBB and Amex and advisory and consulting services(1)
10.14	Option Agreement dated December 12, 2007 between Bark Corporation A/S and Bark Holding Ltd. regarding acquisition of a 32% interest of the shareholding in anaconda.tv GmbH(1)
10.15	Option Agreement dated December 12, 2007 between Bark Corporation A/S and Bark Holding Ltd. regarding acquisition of a 19% interest of the shareholding in anaconda.tv GmbH(1)
10.16	Service Agreement between Livingbrands Bark Copenhagen A/S and Peter Brockdorff effective January 1, 2008(1)
10.17	Contract of Employment between Bark Corporation A/S and Ole Bjerre dated January 1, 2008(1)
10.18

Funding Agreement dated December 6, 2007 relating to initial contribution to Bark Corporation A/S by funding partners - Svaneco Ltd. (BVI), Sapiens Alliance (BVI), Washburn Asset Ltd. (BVI), Bent Helvang Media ApS, and Bristol Worldwide Limited (BVI)(1)

10.19	Credit Facility Contract dated February 4, 2008 between Danske Bank A/S and Bark Copenhagen A/S for DKK 2,000,000 floating interest – business(1)
10.20	Form of Repurchase and Lock-Up Agreement entered into by all shareholders of Exwal Inc. in connection with the acquisition of Bark Corporation A/S by Exwal, Inc.(1)
10.21	Annuity Loan Agreements dated February 18, 2008 between Danske Bank A/S and Bark Property A/S for DKK 5,250,000 and DKK 1,750,000 floating interest – business credit lines(1)
10.22	Indemnification Agreement dated February 29, 2008 between Debondo Capital Limited and Bark Corporation A/S(1)
10.23	Share Purchase Agreement dated February 29, 2008 between Exwal Inc. and the Principal Shareholders of Bark Corporation A/S providing for the purchase of shares of Bark Corporation A/S(1)

Exhibit Number	Description of Exhibit
10.24	Form of Share Purchase Agreement dated February 29, 2008 between Exwal Inc. and the Minority Shareholders of Bark Corporation A/S providing for the purchase of shares of Bark Corporation A/S(1)
10.25	Form of Amendment Repurchase and Lock-Up Agreement dated July 14, 2008 entered into by all shareholders of Exwal Inc. in connection with the acquisition of Bark Corporation A/S by Exwal, Inc.(2)
10.26	Amendment Agreement dated effective June 30, 2008 between Debondo Capital Limited and Bark Corporation A/S(2)
10.27	Amendment Agreement dated July 14, 2008 between Bark Corporation A/S and PacificWave(2)
10.28	Form of Amendment Repurchase and Lock-Up Agreement dated April 3, 2009 entered into by all shareholders of Exwal Inc. in connection with the acquisition of Bark Corporation A/S by Exwal, Inc.(4)
10.29	Amendment Agreement dated effective April 8, 2009 between Debondo Capital Limited and Bark Corporation A/S(4)
10.30	Amendment Agreement dated March 19, 2009 between Bark Corporation A/S and PacificWave(4)
14.1	Code of Ethics(4)
16.1	Letter of Deloitte Statsautoriseret Revisionsaktieselskab dated March 20, 2009(3)
21.1	List of Subsidiaries(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 14, 2008.

(2)	Filed as an exhibit to the Amendment No. 2 on Form S-1/A filed with the Securities and Exchange Commission on July 15, 2008.

(3)	Filed as an exhibit to the Amendment No. 1 Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 24, 2008.

(4)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARK GROUP INC.

By:	/s/ Bent Helvang

Bent Helvang
Chairman of the Board of Directors
Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anders Hageskov

Anders Hageskov
(Principal Executive Officer)
President and Chief Executive Officer
Date: April 15, 2009

By:	/s/ Ole Bjerre

Ole Bjerre
(Principal Financial Officer and Principal Accounting Officer)
Chief Financial Officer
Date: April 15, 2009

By:	/s/ Bent Helvang

Bent Helvang
Director and Chairman of the Board of Directors
Date: April 15, 2009

By:	/s/ Klaus Aamann

Klaus Aamann
Director
Date: April 15, 2009

By:	/s/ Jesper Svane

Jesper Svane
Director
Date: April 15, 2009