Form 10-Q
period 2009-03-31
BARK GROUP INC
filed 2009-05-29
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number 000-53530

BARK GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ostergade 17-19, 3rd Floor, DK-1100	DK-1100
Copenhagen K, Denmark	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number: +45 7026 9926

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 20, 2009, there were 16,205,686 shares of the issuer’s common stock outstanding.

BARK GROUP INC

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$197	$86
Accounts receivable, net of allowance for doubtful accounts of $247
and $251 at March 31, 2009 and December 31, 2008	427	243
Costs and estimated earnings in excess of billings on	427	352
projects in progress
Value added tax refund receivable	44	156
Prepaid expenses and other current assets	61	97

Total current assets	1,156	934

Property, plant and equipment, net of accumulated depreciation	4,697	5,011
Goodwill	3,050	3,230
Other intangible assets, net of accumulated amortization	45	63
Deferred financing costs, net of accumulated amortization	53	57
Total assets	$9,001	$9,295

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	March 31,	December 31,
	2009	2008
Liabilities
Current liabilities:
Accounts payable	$1,956	$1,809
Accrued payroll and payroll related costs	333	222
Accrued liabilities	652	568
Billings in excess of costs and estimated earnings on
projects in progress	198	80
Current portion of long-term debt	1,639	1,567
Current portion of obligations under capital leases	108	124
Current portion of debt to redeemed stockholders	185	156
Advances from related parties	570	543

Total current liabilities	5,641	5,069

Long-term debt , net of current portion	3,907	4,155
Long-term obligations under capital leases, net of current	149	184
portion
Long-term debt to redeemed stockholders, net of current	95	157
portion

Total liabilities	9,792	9,565

Non-controlling interests	1,367	1,448

Commitments and contingencies

Stockholders’ Deficiency
Stockholders' deficiency:
Preferred stock of $0.001 per share par value; 5,000,000
authorized; 0 issued and outstanding.	-	-
Common stock of $0.001 per share par value; 100,000,000
shares authorized, 16,205,686 shares issued and
outstanding at March 31, 2009 and December 31, 2008	16	16
Additional paid-in capital	1,930	1,844
Accumulated deficit	(4,171)	(3,612)
Accumulated other comprehensive income	67	34

Total stockholders’ deficiency	(2,158)	(1,718)

Totals liabilities and stockholders’ deficiency	$9,001	$9,295

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

	3 Months Ended March 31,
	2009	2008
Net revenues	$1,243	$2,708
Cost of revenues	(878)	(2,217)

Gross Profit	365	491

Selling, general and administrative expenses	(743)	(666)
Depreciation and amortization	(47)	(57)
Listing expenses	(13)	(632)

Loss from operations	(438)	(864)

Other income (expenses):
Interest income	-	1
Interest expense	(138)	(112)

Total other income (expenses), net	(138)	(111)

Loss before income taxes and non-controlling	(576)	(975)
interest

Benefit for income taxes	-	46
Net loss	(576)	(929)

Net loss attributable to the Non-Controlling
interest	46	(161)

Loss available to common stockholders	$(530)	$(1,090)

Loss per share
Basic and diluted	$(0.03)	$(0.08)

Weighted-average shares used to calculate net loss
per common share:
Basic and diluted	15,816,749	13,874,204

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated statements of cash flows
(Unaudited)
(In thousands of USD)

	3 Months Ended	3 Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(559)	$(915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	23
Amortization of customer relationship	15	34
Allowance for doubtful accounts	10	-
Stock based compensation	57	64
Deferred income tax benefit	-	(33)
Non-controlling interests	(17)	(14)
Changes in working capital:
Accounts receivable and related party receivables	(180)	(125)
Cost and estimated earnings in excess of billings on projects
	(75)	346
Value added tax refund receivable	112	67
Prepaid expenses and other current assets	36	44
Accounts payable	147	618
Accrued expenses and other liabilities	195	137
Billings in excess of costs and estimated earnings	118	(912)
Net cash used in operating activities	(109)	(666)
Cash flows from investing activities:
Sales (Purchase) of property and equipment	3	(171)
Proceeds from loan from related party	-	95
Release of restricted cash	-	597
Net cash provided by investing activities	3	521
Cash flows from financing activities:
Proceeds from borrowings from related party	57	50
Repayment of capital leases	(34)	-
Proceeds from debt	143
Repayments of debt	(16)	(462)
Net cash provided by (used in) financing activities	150	(412)
Effect of exchange rates on cash and cash equivalents	67	39
Net increase (decrease) in cash and cash equivalents	111	(518)
Cash and cash equivalents at beginning of period	86	768
Cash and cash equivalents at end of period	$197	$250

Supplemental information:
Cash paid for interest	$70	$75
Non-cash investing and financing activities:
Equipment acquired under capital leases	$-	$254
Adjustment of non-controlling interest to redemption value	$29	$(175)

The accompanying notes are an integral part of these condensed consolidated financial statements

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Business

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

On February 29, 2008, Bark Group Inc. (”Bark Group”), formerly known as Exwal Inc. completed the acquisition of Bark Corporation A/S (”Bark Corporation”) in an acquisition transaction that was completed as a share exchange with the former stockholders of Bark Corporation. This transaction involved the issuance of equity of Bark Group (12,964,548 common shares) to the stockholders of Bark Corporation, resulting in the former stockholders of Bark Corporation controlling the majority of the shares of Bark Group. This transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private company, namely Bark Corporation, for the net monetary assets of a shell corporation, namely Bark Group, accompanied by a recapitalization. The accounting is identical to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. As such, Bark Corporation is considered the acquirer for accounting purposes and Bark Group is treated as the acquiree for accounting purposes, each notwithstanding the legal form of the acquisition.

Business

Bark Group and its subsidiaries (collectively, the "Company") offer its customers a network of advertising and media services. The Company’s strategy is to acquire mid-size well established businesses throughout Europe in order to form a European network of advertising and media agencies.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company continues to operate with negative working capital (approximately USD4,485,000 at March 31, 2009) and limited financial resources available to pay ongoing financial obligations as they become due. Additionally, as of March 31, 2009, the Company reported had a stockholders’ deficiency of approximately USD2,158,000 which resulted primarily from operating losses incurred through 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s current forecast, it anticipates that it will use approximately USD6,000,000 (being comprised of (i) negative working capital of approximately USD4,500,000, and (ii) expected use of cash of USD1,500,000 over the next twelve months in order to sustain its current operations and pay our current liabilities. In particular, it will require additional financing in order to repay its debt obligations as they mature and become payable. These principal payments under the Company’s debt obligations include an aggregate of USD 1,627,000 that becomes due and payable during the balance of 2009. This amount does not include any funds necessary for the Company to expand its business. The Company will require additional financing in order to pursue the expansion of its business, either through growth or acquisitions.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company’s sources of additional cash, in addition to cash from operations and its operating line of credits, include its loan commitment of DKK 4,000,000 ($714,700) from Bark Holding. Bark Holding is a company registered in British Virgin Islands and is controlled by two of the Company’s major shareholders. The Company plan to use its loan from Bark Holding to finance its operations over the next twelve months. However, the Company will require additional financing beyond this loan in order to conduct its business in accordance with its plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances have been made on this loan commitment as of May 20, 2009. The Company plans to conduct an equity financing of its securities, in order to raise additional financing. It will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in obtaining additional financing, it will reconsider its acquisition strategy and will further reconsider whether our status as a public company is beneficial from a cost benefit perspective. Any decisions made in this regard, may impact the Company’s ability to expand its business.

Certain of these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. These unaudited condensed consolidated unaudited financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 2. Summary of Significant Accounting Policies

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of March 31, 2009, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2008, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The most significant areas that require management judgment are the Company’s revenue recognition, income taxes, impairment of goodwill, other intangible assets, bad debts and depreciation.

Foreign Currency

The Company has determined Danish Kroner is the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income(loss). During the three months ended March 31, 2009 and 2008 transaction gains and losses were not material.

	2009	2008
Net loss available to common stockholders:	USD 530,000	USD 1,090,000
Translation adjustment:	USD 33,000	USD 21,000
Comprehensive loss	USD 563,000	USD 1,111,000

Loss per Share

SFAS No. 128, “Earnings per Share” (“SFAS 128”) requires entities to present both basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recent Accounting Pronouncements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other matters, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS 157 defines fair value based upon an exit price model. Relative to FAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1, FSP 157-2, and proposed FSP 157-c. FSP 157-1 amends FAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“FAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in FAS 157 on the fair value measurement of liabilities. The Company adopted FAS 157 as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the fair value measurements of the Company's financial instruments.

Effective this quarter, the Company implemented SFAS 157-2 for its nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption did not impact the Company’s financial position or results of operations. The Company may have disclosure requirements if it completes an acquisition or incurs an impairment of its assets in future periods (See note 3).

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. FAS 141(R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. FAS 141(R) became effective on January 1, 2009. SFAS 141R will have an impact for any businesses acquired after the effective date of this pronouncement.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (‘FSP EITF 03-6-1’). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and will apply retrospectively to our earnings per share (“EPS”) as previously reported. The adoption of FSP EITF 03-6 did not have a material impact on EPS.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141 (R) and SFAS 160. EITF 08-6 provides clarification of how business combination and non-controlling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of EITF 08-6 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51", (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). FAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Under FAS 160, non-controlling interests are reported as a separate component of consolidated stockholders’ equity. In addition, net income allocable to non-controlling interests and net income attributable to stockholders are reported separately in the condensed consolidated statements of operations. FAS 160 became effective beginning January 1, 2009. Upon adoption of FAS 160 , the Company has separately reported net loss allocable to non-controlling interests and net loss attributable to stockholders of the company in the condensed consolidated statement of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“FAS 161”). The new standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) and enhances disclosures about how and why a company uses derivatives; how derivative instruments are accounted for under FAS 133 (and the interpretations of that standard); and how derivatives affect a company’s financial position, financial performance and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has adopted this standard as of January 1, 2009. The Company does not use derivatives to hedge operating performance or its financial position. Accordingly, there was no impact on the Company's condensed consolidated financial position or results of operations upon adoption.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R) and other United States GAAP principles. FSP 142-3 is effective prospectively for intangible assets acquired or received after January 1, 2009. SFAS 142-3 will have an impact for any intangible assets acquired after the effective date of this pronouncement.

In May 2008, the FASB issued FASB APB Staff Position 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). FSP APB 14-1 specifies that for convertible debt instruments that may be settled in cash upon conversion, issuers of such instruments should separately account for the liability and equity components in the statement of financial condition. FSP APB 14-1 is effective beginning January 1, 2009 and is to be applied retrospectively. The Company’s debt may not be settled in cash upon conversion. Accordingly, there was no impact on the Company’s financial position or results of operation upon adoption.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company is evaluating the impact that this standard will have on the Company’s financial position and results of operations.

Note 3 - Fair Value Measurement

Valuation Hierarchy

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

Fair Value Measurements at March 31, 2009
Quoted prices
	Total Carrying	in active	Significant other	Significant
	Value at March	markets	observable	unobservable
	31, 2009	(Level 1)	inputs (Level 2)	inputs (Level 3)

Goodwill	$3,050,000	$-	$-	$3,050,000

Goodwill is measured at fair value using discounted cash flows and is classified within Level 3 of the valuation hierarchy.

Note 4 - Concentration of credit risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted. During the three months ended March 31, 2009 customers K and C accounted for approximately 36%, and 35%, respectively of revenue. During the three months ended March 31, 2008 customers A, and F accounted for approximately 42% and 15%, respectively of revenue. No other customers individually represented more than 10% of revenue for any period presented.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of March 31, 2009 customers C and L accounted for approximately 46% and 21% of the Company’s accounts receivables, respectively. As of December 31, 2008 customers J and C accounted for approximately 19% and 17% of the Company's accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

The Company's loss of these or other customers, or any decrease in sales to these or other customers, could have a material adverse effect on the Company's business, financial condition or results of operations. Customer A went bankrupt in February 2009. The Company has made an allowance of USD 237,000 covering 100% of the receivable excluding Value Added Tax (VAT) of USD 59,250, which is refundable. The Company has made allowances for USD 14,000 for other customers Apart from Customer A the Company has not experienced significant losses in the past from the customers. The Company monitors its exposure to customers to minimize potential credit losses.

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

Note 5 – Non-controlling interests

For consolidated majority-owned subsidiaries in which the Company owns less than 100% of the total outstanding shares, the Company recognizes a non-controlling interest for the ownership interest of the non-controlling holders. In May 2007, 651 Class B shares in Bark Advertising were issued to the selling shareholders of Bark Copenhagen at a price of DKK 12,912 (USD 2,373) per share and 50 Class B shares were issued to two senior employees of the Company at a price of DKK 12,000 (USD 2,206) per share. In November 2007 Bark Advertising issued 25 Class B shares to one senior employee at a price of DKK 12,000 (USD 2,206) per share.

In January 2009, two Class B share holders representing 131 shares were redeemed. The redeemable amount as of March 31, 2009 DKK 1,567,000 (USD 280,000) and as of December 31, 2008 DKK 1,653,000 (USD 312,800) will be paid in 8 quarterly installments during 2009 and 2010, including interest at a variable rate, which is currently 5%, which will be accrued and paid on December 31, 2009 and 2010, respectively. Accrued interest USD 4,000 as of March 31, 2009 is classified as accrued liabilities

At each reporting date the Company records the Class B shares at the higher of (1) the redemption value or (2) the amount that would result from applying consolidation accounting under Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) (i.e., the historical cost, increased or decreased for the non-controlling holder’s share of net income or loss and dividends). All adjustments related to the application of the above would be recorded within additional paid-in capital. Effective January 1, 2009, the Company adopted FASB issued SFAS N0. 160 and accordingly, adjustment relating to above has no impact on consolidated net loss of the Company, net loss attributable to the Company or loss available to common stock holders of the Company. Prior to adoption of SFS 160, the impact of the adjustment was on loss attributable to common stockholders and accordingly the Loss Per Share (LPS) at December 31, 2008 was reported $(0.21) . There are no deferred income tax consequences arising from the recognition of the EITF D-98 adjustments as these adjustments are not deductible under Danish tax law.

At December 31, 2008, the redemption value exceeded the ARB 51 value, and therefore the non-controlling interest was recorded at the redemption value of DKK 7,653,000 which amounted to USD 1,448,000. At March 31, 2009, the redemption value exceeded the ARB 51 value, and therefore the non-controlling interest was recorded at the redemption value of DKK 7,653,000 which amounted to USD 1,367,000.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The change in carrying amount of Non-Controlling interest is as follows:

	As of	As of
	March 31	December 31,
	2009	2008
	USD 000`s	USD 000’s
Balance at beginning of period	$1,448	$1,834
Shares issued in subsidiary (Bark Advertising)
ARB 51 adjustment - Bark Advertising loss attributable to Non-Controlling
interests	(17)	(105)
EITF D-98 adjustment - excess of redemption amount over ARB 51
adjustment	(29)	51
ARB 51 adjustment - Currency adjustment	(35)	(19)
Redeemable shares reclassified to liabilities	-	(313)
Balance at end of period	$1,367	$1,448

Note 6 – Long and short-term debt and obligations under capital leases

Long and short-term debt

Bark Corporation has a floating interest rate line of credit facility in the amount of DKK 7,000,000 (USD 1,250,700) which was expiring on May 18, 2009. This line of credit facility has been extended to November 15, 2008. As at March 31, 2009 and December 31, 2008, the amount outstanding under this line of credit facility was $1,272,000 and $1,353,000, respectively.

Note 7 – Non-vested shares

In September 2007, the Company issued 388,936 non-vested share awards to two executives of the Company having a stated value of DKK 16,500 (USD 3,255). A weighted average grant date fair value of USD 2 per share. The fair value of the non-vested shares awards on the date of issuance was DKK 3,939,000 (USD 777,000). The non-vested awards become fully vested on May 31, 2010. The Company will record compensation expense ratably over the vesting period. During the three months ended March 31, 2009 and 2008, the Company recorded USD 57,000 and USD 64,000 of compensation expense, respectively, related to these awards.

As of March 31, 2009 there was USD 266,300 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted following currency adjustmemt of USD 33,700. The cost is expected to be recognized over a period of 14 months. No shares were vested during the three months ended March 31, 2009.

Note 8- Related party transactions

Fee to Chairman of the Board Bent Helvang

BH Media ApS (a company 100% owned by Bent Helvang) is according to contract entitled to invoice the Company USD 47,160 and USD 60,330 during the three months ended March 31, 2009 and 2008, respectively, for services provided to the Company relating to acquiring new companies, strategy planning and management services. Such services have been recorded as a component of selling, general, and administrative expenses. At March 31, 2009, Bent Helvang has a receivable of DKK 1,938,000 (USD 346,270) which has been classified in advances from related parties.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fee to CEO Anders Hageskov

Lugano Communication and Entertainment (a company in which Anders Hageskov is employed) invoiced the Company USD 68,120 and USD 84,460 during the 3 month periods ended March 31, 2009 and 2008, respectively, for services rendered by Anders Hageskov to Bark Copenhagen and Bark Advertising. This fee includes reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and has been recorded as a component of selling, general, and administrative expenses.

Loan from Bark Holding, British Virgin Islands

During 2008 the Company received a loan from Bark Holding. The balance of the loan is at March 31, 2009 USD 207,980. This loan is due for repayment in full in 2009 when the Company gets a positive cash flow. Interest payable for the three month periods ended March 31, 2009 and 2008 was USD 3,590 and USD 1,657, respectively. The balance of this loan, including accrued interest, has been included in advances from related parties. Certain stockholders of Bark Group own 100% of the outstanding shares of Bark Holding. In addition Bark Holding has committed to issue a bridge loan up to DKK 4,000,000 (USD 714,700)

Credit notes to share holders

Bark Copenhagen has in the 3 months period ended March 31, 2008 issued credit notes of USD 36,000 to three companies owned by share holders in Bark Group due to disputes over the quality of services provided. Furthermore management has decided not to provide any advertising services to the three companies in the future.

Loan from Jesper Svane and Rene Lauritsen

Shareholders Jepser Svane and Rene Lauritsen have in April 2008 made payments of DKK 91,600 (USD 16,400) to trade creditors on behalf of the Company. This loan is to be repaid in full in 2009 when the Company gets a positive cash flow.

Note 9 - Commitments and contingencies

Litigation

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 (USD 178,600), based on an alleged breach by Bark Corporation of the terms of employment and non-payment for the transfer of specified intellectual property. In March 2008, the Company paid DKK 242,500 (USD 43,300) to such employees related to the “employment” element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 (USD 135,300). The Company believes that, in order to settle this claim, a payment will be required. Using the guidance of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) the Company has as of December 31, 2008 provided for an amount of DKK 250,000 (USD 47,300). However, in April, 2009 Bark Corporation lost the case in the lower court. The Company has decided to appeal to a higher court instance. The Company has decided to increase the provision to DKK 450,000 (USD 80,400) using “SFAS No. 5”., that is considered to be probable and reliably estimable. This amount has been included as a component of accrued liabilities.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10 – Net loss per share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in 000's USD except share and per share data):

	3 Months Ended March 31,
	2009		2008
Numerator:
Net loss	$(559)		$(915)
EITF D-98 adjustment – excess of redemption amount over ARB 51
Adjustment	29		(175)

Loss available to common shareholders	(530)		(1,090)

Denominator:
Shares used in computation - basic:
Weighted average shares outstanding	16,205,685		14,068,672
Weighted average common shares outstanding subject to repurchase	(388,936)		(194,468)

Shares used in computing basic net loss per share	15,816,749		13,874,204
Shares used in computation - diluted:
Weighted average shares outstanding	15,816,749		13,874,204
Dilutive effect of common shares outstanding subject to repurchase	-		-

Shares used in computing diluted net loss per share	15,816,749		13,874,204

Net loss per share - basic and diluted	$(0.04)	$	$(0.07)

Bark Group has securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the non-vested shares issued to two executives.

Note 11 – Subsequent events

Bark Group Inc. obtained two additional short term loans aggregating DKK 2,125,000 ($379,700) on April 3, 2009 in order to fund working capital until additional capital can be raised. The loans were advanced by private investors. Both mature on August 1, 2009 together with accrued interest of DKK 212,500 ($37,970).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

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

During the first three months of 2009, our management’s focus was on operating the business and becoming eligible for trading on the OTC Bulletin Board. Trading of our common stock on the OTC Bulletin Board commenced on March 16, 2009. These efforts caused us considerable time and effort by our management.

Our strategy moving forward is to pursue the acquisition of additional businesses in our industry with the objective of increasing the size of our business, with the overall objective of increasing our revenue and profits. We intend to finance these acquisitions with the proceeds from the issuance of additional equity or debt. We plan to pursue an equity financing in the amount $10 million in 2009, but we can provide no assurance as to whether we will be successful in such efforts.

Revenues

We derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

  fees for advertising services,

  commissions on media placements,

  incentive based revenue, or

  a combination of all of the above

The majority of our revenues are attributable to revenues earned on a fee for services basis for the advertising and marketing services that we provide. The next key component of our revenues are commissions that we earn from the placement of media through media outlets. We presently earn commissions from media placements from approximately five customers. We also earn commissions for our handling of production of campaign elements being i.e. production of TV spots or printed materials.

Our revenues declined to $1,243,000 during the three months ended March 31, 2009 as compared to $2,708,000 during the three months ended March 31, 2008, representing a decrease of $1,465,000 or 54%. In Danish currency the decrease was 48%. This decrease was caused by the loss of our biggest customer S. Trading (Totempo) in the fourth quarter of 2008 and the general decline in business activities due to the global economic downturn. S. Trading represented 42% of our revenues in the three months ended March 31, 2008. S. Trading was lost as a client because it ceased business operations due to financial problems.

We are presently working intensively with the objective of on getting new customers and have received many positive reactions in the market. We have gained three additional new customers in the first quarter of 2009. We plan to continue our efforts to increase our client base during 2009.

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

Cost of revenues totaled $878,000 for the three months ended March 31, 2009 as compared to $2,217,000 for the three months ended March 31, 2008, a decrease of $1,339,000, or 60%. External purchases went down by 70% and salaries went down by approximately 30%. The main reason for the lower external purchases was because we made fewer commercial films during the 2009 period compared to the 2008 period. Salaries went down due to a reduction of staff and a general cut of 10% in salaries for all employees.

Gross Profit

Gross profit was reduced from $491,000 to 365,000 during the 2009 period compared to the 2008 period. Gross margins increased to 29% during the 2009 period as compared to 18% during the 2008 period representing a 61% increase on a percentage basis. Generally, we have a higher margin on our own work than we have on external purchases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include the following expenses:

  salaries for administrative staff and administrative functions,

  fees to our chief executive officer and our chairman which are not included in salaries,

  a portion of stock based compensation relating to stock issued to 2 employees on September 30, 2007 with a vesting period of 37 months,

  office rental and associated office costs,

  professional expenses, including lawyers, auditors and other consultancy costs (excluding expenses classified as listing expenses),

  client marketing, travel and entertainment expenses,

  allowance for doubtful accounts, and

  information technology costs.

Our selling, general and administrative expenses totaled $743,000 for the three months ended March 31, 2009 as compared to $666,000 for the three months ended March 31, 2008, representing an increase of $77,000, or 12%. In local currency the increase is 30%. This increase is primarily related to higher legal and audit expenses as well as higher staff expenses. Legal expenses and staff expenses are higher due to search for acquisition targets while audit expenses are higher due to filing our first annual report on Form 10-K with the United States Securities and Exchange Commission.

Depreciation and Amortization

Depreciation includes depreciation on building, plant, equipment and amortization of customer relationships.

Depreciation and amortizations totaled $47,000 for the three months ended March 31, 2009 as compared to $57,000 for the three months ended March 31, 2008, representing a decrease of $10,000, or 18%. Amortization of customer relationships decreased to $15,000 during the 2009 period compared to $34,000 in the 2008 period. Depreciations on property, plant and equipments increased to $32,000 during the 2009 period as compared to $23,000 during the 2008 period.

Listing Expenses

Listing expenses include amounts that we pay to our legal and accounting professional advisers and to DeBondo Capital in connection with efforts to achieve trading of our common stock on a public market in the United States. These expenses include legal, audit and related expenses attributable to the filing of a registration statement with the SEC.

Listing expenses totaled $13,000 for the three months ended March 31, 2009 as compared to $632,000 for the three months ended March 31, 2008, representing a decrease of $619,000. Since our Form S-1 registration was declared effective on December 17, 2008 our listing expenses have been reduced significantly. Costs in the 2009 period are related to our common stock becoming traded on the OTC Bulletin Board which commenced on March 16, 2009.

Interest Expense

Interest expense includes interest that we pay on our loans from Danske Bank and Realkredit Danmark. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expenses totaled $138,000 for the three months ended March 31, 2009 as compared to $112,000 for the three months ended March 31, 2008. The increase is mainly relating to interest from creditors due to delayed payments.

Net Loss

We recorded a net loss of $559,000 for the three months ended March 31, 2009 as compared to a net loss of $915,000 for the three months ended March 31, 2008, a decrease of $356,000, or 39%. The main reason for the decrease is lower listing expenses which is partly off-set by lower gross profit and higher selling, general and administrative expenses.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2008, we had cash of $197,000, an increase of $111,000 from cash of $86,000 as at December 31, 2008. Our working capital deficit increased from $4,135,000 at December 31, 2008 to $4,485,000 at March 31, 2009, an increase of $350,000. The increase to our working capital deficit is mainly due to our loss in the three months ended March 31, 2009.

Cash Requirements

We are presently experiencing negative cash flows from our operating activities and we have a working capital deficit. Additionally, as of March 31, 2009, we reported a shareholders’ deficit which resulted primarily from operating losses incurred through 2009. Our working capital deficit was $4,485,000 as of March 31, 2009. We are using cash of approximately $400,000 per quarter in operations. Based on our current forecast, we anticipate that we will use approximately $6,000,000 (being comprised of (i) negative working capital of approximately $4,500,000, and (ii) expected use of cash of $1,500,000 in the next 4 quarters) over the next twelve months in order to sustain our current operations and pay our current liabilities. This amount does not include any funds necessary for us to expand our business. We will require further additional financing in order to pursue the expansion of our business, either through growth or acquisitions.

Our sources of additional cash, in addition to cash from operations and out operating line of credits, include our loan commitment of DKK 4,000,000 ($714,700) from Bark Holding. Bark Holding is a company registered in British Virgin Islands and is controlled by two of our major shareholders. We plan to use our loan from Bark Holding to finance our operations over the next twelve months. However, we will require additional financing beyond this loan in order to conduct our business in accordance with our plan of operations. In particular, we will required additional financing in order to repay our debt obligations as they mature and become payable. These principal payments under our debt obligations include an aggregate of $1,627,000 that becomes due and payable during the balance of 2009. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances have been made on this loan commitment as of May 20, 2009. We plan to conduct an equity financing of our securities, as outlined below, in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If we are not successful in obtaining additional financing, we will reconsider our acquisition strategy and will further reconsider whether our status as a public company is beneficial from a cost benefit perspective.

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

Bank Indebtedness

Bark Corporation borrowed DKK 9,000,000 (equivalent to $1,773,400 as at December 31, 2007) pursuant to a credit facility with Danske Bank in May 2007 in order to enable Bark Corporation to complete the acquisition of Bark Copenhagen and Bark Media. Total credit line on this loan was DKK 7,000,000 ($1,250,700) as of March 31, 2009. The maturity date of this loan has been extended to November 15, 2009. Current interest rate of this loan is 5.75% . At March 31, 2009 and December 31, 2008, the outstanding balance of line of credit was $1,272,000 and $1,353,000, respectively, including accrued interest on the outstanding balance of line of credit.

Bark Property obtained a DKK 14,900,000 ($2,662,300) loan on May 16, 2008 bearing variable interest of currently 5.4% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 20 years) from Realkredit Danmark (a credit institution). Interest is payable on the last working day of each quarter. This loan is secured by a mortgage against our Copenhagen office property as a first priority mortgage. On November 21, 2008 Bark Corporation obtained a loan of DKK 1,611,000 ($287,800) from Realkredit Danmark bearing a variable interest rate of currently 5.80% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 19 years). At March 31, 2009 and December31, 2008, the outstanding balance of the loans aggregating approximately $2,950,000 and $3,174,000, respectively.

On March 7, 2008, two new bank loans totaling DKK 7,000,000 (USD 1,324,500) were entered into. The two new loans are to be repaid in quarterly installments over 15 years. The interest rate is fixed quarterly as "Danske Bor" plus a margin of 3.00% . At March 31, 2009 and December 31, 2008, the outstanding balance of these loans aggregating $ 1,003,000 and $1,087,000, respectively.

Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 2,000,000 ($357,300). As at March 31, 2009 and December 31, 2008, the amount outstanding under this line of credit facility was $286,000 and $123,000, respectively. The line of credit facility is repayable in full on June 30, 2009. We plan to attempt to negotiate an extension to this maturity date to June 2010, although we can provide no assurance that we will be successful in obtaining the extensions. The rate of interest payable under the line of credit facility is presently 8.25% per annum.

Bark Group Inc. obtained two additional short term loans of DKK 2,125,000 ($379,700 as of March 31, 2009) on April 3, 2009 in order to bridge finance current financing until capital have been raised. The loan was advanced by private non-related party investors. Both loans are due for repayment on August 1, 2009 together with accrued interest of DKK 212,500 ($37,970).

Bark Holding Loan

In December 2007, we received a loan from Bark Holding, a party that is related to us, of DKK 556,000 ($109,600 as at December 31, 2007), which will be repaid in 2009 when we have a positive cash flow. The interest rate is fixed at 7% per annum. In May and June 2008, this loan was increased by DKK 112,100 ($21,200). This loan was again increased by DKK 1,010,000 ($191,100) in July and August 2008. On September 30, 2008 the loan was reduced by DKK 575,800 ($109,000) as Bark Holding took over the loan issued by us to Anaconda.tv Ltd including costs to a consultant. On December 31, 2008 the loan was increased by DKK 25,000 ($4,700). The balance of the loan as of March 31, 2009 was $208,000 including accrued interest. The loan is due for repayment in full during 2009.

On June 11, 2008 Bark Holding committed to issue a bridge loan to us in the amount of up to DKK 3,000,000 ($536,000). On September 16, 2008, Bark Holding increased this loan commitment to DKK 4,000,000 ($714,700) on identical terms. This loan will accrue interest at 7% and will be due when our cash flow is positive for more than four consecutive weeks or when additional sources of financing are in place. This loan had not been advanced as of the date of this quarterly report on Form 10-Q.

Going Concern

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2009 have been prepared assuming that we will continue as a going concern. We currently have and had as at both March 31, 2009 and December 31, 2008 negative working capital and limited financial resources available to pay ongoing financial obligations as they became due. Further, at March 31, 2009, we had a shareholder’s deficit of $2,158,000 which resulted primarily from operating losses incurred in 2007, 2008 and 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

We continue to use cash of approximately $400,000 per quarter in operations and accordingly, we estimate that we will use approximately $6,000,000 over the next twelve months in order to sustain our current obligations and to continue to pay our outstanding obligations as they become due. This amount does not include any funds necessary for us to expand our business or to pay costs that have been incurred in relation to the listing. We will require further additional financing in order to pursue the expansion of its business, either through growth or acquisitions. Our current source of funding, in addition to cash from operations and out operating line of credits, is our loan commitment of DKK 4,000,000 ($714,700) from Bark Holding, a related party.

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

As a result of the above, we believe that a substantial doubt about our ability to continue as a going concern remained as at March 31, 2009, as reflected in the notes to our condensed consolidated unaudited financial statements for the three months ended March 31, 2009. Our condensed consolidated unaudited financial statements for the three months ended March 31, 2009 do not include any adjustment that might result from the outcome of this uncertainty.

Cash Used In Operating Activities

We used cash of $109,000 in the three months ended March 31, 2009, compared to use of cash of $666,000 in the three months ended March 31, 2008. The decrease in cash used in operating activities primarily reflects our decreased loss during the 2009 period and work in progress including billings in progress during the 2009 period as compared to the 2008 period. Our loss of $559,000 was partly funded by increases of accounts payables and accrued expenses and other liabilities.

Cash From/Used in Investing Activities

We generated cash of $3,000 in the three months ended March 31, 2009 by selling equipment. In the three months ended March 31, 2008 we generated cash of $521,000, primarily due to the release of $597,000 restricted cash on March 6, 2008 we reduced our line of credit with Danske Bank.

Cash from Financing Activities

We generated cash of $150,000 from financing activities during the three months ended March 31, 2009, which represented proceeds from borrowings from related parties of $57,000 and proceeds from debt of $143,000, partly offset by repayments of capital leases of $34,000 and repayments of debt of $16,000. In the three months ended March 31, 2008 we used cash of $412,000 due to repayment of debt of $462,000, partly offset by proceeds from related parties of $50,000.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.

In preparing the financial statements, we utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming our estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates which may impact the comparability of our results of operations to other companies in our industry. We believe the following significant accounting policies may involve a higher degree of judgment and estimation.

Revenue recognition

Revenue comprises commission and fees earned in respect of amounts billed. Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which it earns commissions and fees vary significantly. Direct costs include fees paid to external suppliers where they are retained to perform part or all of a specific project for a client and the resulting expenditure is directly attributable to the revenue earned. Revenue is stated exclusive of VAT (value added tax), sales taxes and trade discounts.

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

Non controlling interests

Certain consolidated subsidiaries of Bark Group issued equity shares to parties unrelated to the Company. The Company accounts for such transactions in accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 5H”). SAB 5H requires that the difference between the carrying amount of the Company’s investment in the subsidiary and the underlying net book value of the subsidiary after the issuance of the shares be recognized either as a gain or loss in the consolidated statement of operations or as a capital transaction. In these instances it is the Company’s policy to consider gains and losses arising from such issuances of shares by a subsidiary as equity transactions; as such no gain or loss is recognized in the income statement.

In instances where subsidiary shares issued are redeemable, the non-controlling interest is recorded in accordance with Emerging Issues Task Force No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) at the higher of (1) the redemption value required to be paid by the Company or (2) the amount that would result from applying consolidation accounting under Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”). Adjustments recorded by the Company in relation to the recording of these costs are recorded within additional paid-in capital.

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

The useful lives for computing depreciation are as follows:

Buildings	50 years

Furniture, fixtures and computer equipment	3 – 5 years

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2009 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are not currently required to comply with Section 404 of the Sarbanes Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the audit of our financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and December 31, 2007, our auditors and we have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (" PCAOB ").

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($178,600), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, we paid DKK 242,500 ($43,300) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($135,300), representing the IP element of the claim. As at December 31, 2008 and as of the date of Annual Report, we believe that, in order to settle the IP element of the claim, a payment will be required. We have provided in our financial statements for the three months ended March 31, 2009 for an amount of DKK 450,000 ($80,400) that is considered to be a probable and reliable estimable of the amount that will be required to settle these claims. On April 28, Copenhagen City Court issued a judgement where the Company was ordered to pay DKK 865,700 ($154,700) including court costs and interests. We have decided to appeal the judgement to the Danish Eastern High Court. It is our legal adviser`s expectation that the High Court will decrease the amount determined by the City Court with DKK 400,000 ($71,500). There is however no assurance that the High Court will decrease this amount.

Item 1A. Risk Factors

Much of the information included in this quarterly report on Form 10-Q includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Relating To Our Business And Financial Condition

As there is a substantial doubt as to our ability to continue as a going concern, there is a significant risk that our business could fail.

Our audited financial statements for the years ended December 31, 2008 and 2007 and our interim financial statements for the three months ended March 31, 2009 both include a note expressing doubt about our ability to continue as a going concern. The inclusion of this note was due to the fact that we had negative working capital of $4,135,000 and we reported a shareholder’s deficiency of $1,718,000 as at December 31, 2008, and we had negative working capital of $4,485,000 and reported a shareholder’s deficiency of $2,158,000 as at March 31, 2009. This note also reflected the fact that we have incurred losses to date without achieving profitable operations, including a net loss of $407,000 for the year ended December 31, 2007, a net loss of $3,197,000 for the year ended December 31, 2008 and a net loss of $559,000 for the three months ended March 31, 2009. We intend to fund our operations and expansion through future sales and equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the current fiscal year. Thereafter, we will be required to seek additional funds, either through sales and/ or equity financing, to finance our long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors could raise substantial doubt about our ability to continue as a going concern. As a result, we caution investors that there is a risk that our business could fail. Our current working capital deficit as at December 31, 2008 and March 31, 2009 and our negative cash flow from operations for the year ended December 31, 2008 and the three months ended March 31, 2009 continue to raise substantial doubt about our ability to continue as a going concern. Accordingly, there remained a substantial doubt about our ability to continue as a going concern as at December 31, 2008, as reflected in the notes to our consolidated financial statements for the year ended December 31, 2008, and as March 31, 2009, as reflect in the notes to our interim financial statements for the three months ended March 31, 2009.

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

We may be, or may be joined as, a defendant in litigation brought against our customers by third parties, our customers’ competitors, governmental or regulatory authorities or consumers. These actions could involve claims alleging, among other things, that:

•      advertising claims made with respect to our customers’ products or services are false, deceptive or misleading;

•      our customers’ products are defective or injurious and may be harmful to the others; or

•       marketing, communications or advertising materials created for our customers infringe on the proprietary rights of third parties since client-agency contracts generally provide that the agency agrees to indemnify the client against claims for infringement of intellectual or industrial property rights.

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

The PCAOB defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees. A significant deficiency is defined as a control deficiency, or a combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when:

•      a control necessary to meet the control objective is missing; or

•      an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.

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

The material weakness identified results from currently inadequate external reporting, technical accounting and tax staff, inadequate integrated financial systems and financial reporting and closing processes, and inadequate written policies and procedures. Specifically, the following items were identified:

•      we do not currently have a sufficient complement of external reporting, technical accounting or tax staff commensurate to support standalone external financial reporting under public company or SEC requirements;

•      we do not have a fully integrated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes; and

•      we have not commenced design, implementation and documentation of the policies and procedures used for external financial reporting, accounting and income tax purposes.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States.

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

Item 6. Exhibits.

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.1	Section 906 Certification of Principal Executive Officer*

32.2	Section 906 Certification of Principal Financial Officer*

* Filed as an exhibit hereto

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARK GROUP INC.

Date: May 28, 2009	By:	/s/ Anders Peter Hageskov
Anders Peter Hageskov

President and Chief Executive Officer
(Principal Executive Officer)

Date: May 28, 2009	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.1	Section 906 Certification of Principal Executive Officer*

32.2	Section 906 Certification of Principal Financial Officer*