Form 10-Q
period 2009-06-30
BARK GROUP INC
filed 2009-08-19
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes [   ]    No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2009, there were 326,113,270 shares of the issuer’s common stock outstanding.

BARK GROUP INC

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	June 30,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$-	$86
Accounts receivable, net of allowance for doubtful accounts of $11
and $251 at June 30, 2009 and December 31, 2008	430	243
Costs and estimated earnings in excess of billings on projects in	703	352
progress
Value added tax refund receivable	-	156
Prepaid expenses and other current assets	-	97

Total current assets	1,133	934

Property, plant and equipment, net of accumulated depreciation	4,969	5,011
Goodwill	3,240	3,230
Other intangible assets, net of accumulated amortization	31	63
Deferred financing costs, net of accumulated amortization	54	57
Total assets	$9,427	$9,295

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	June 30,	December 31,
Liabilities	2009	2008
Current liabilities:
Accounts payable	$2,211	$1,809
Accrued payroll and payroll related costs	551	222
Accrued liabilities	507	568
Billings in excess of costs and estimated earnings on
projects in progress	353	80
Current portion of long-term debt	2,381	1,567
Current portion of obligations under capital leases	132	124
Current portion of debt to redeemed stockholders	157	156
Advances from related parties	362	543

Total current liabilities	6,654	5,069

Long-term debt , net of current portion	4,134	4,155
Long-term obligations under capital leases, net of current	106	184
portion
Long-term debt to redeemed stockholders, net of current	101	157
portion

Total liabilities	10,995	9,565

Non-Controlling interests	1,453	1,448

Commitments and contingencies

Stockholders’ Deficiency
Stockholders' deficiency:
Preferred stock of $0.001 per share par value; 5,000,000
authorized; 0 issued and outstanding.	-	-
Common stock of $0.001 per share par value;
2,000,000,000 shares authorized, 324,113,270 shares
issued and outstanding at June 30, 2009 and December 31,
2008	324	16
Additional paid-in capital	1,594	1,844
Accumulated deficit	(4,935)	(3,612)
Accumulated other comprehensive income (loss)	(4)	34

Total stockholder’s deficiency	(3,021)	(1,718)

Totals liabilities and stockholders`deficiency	$9,427	$9,295

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2009	2008	2009	2008

Net revenues	$695	1935	1,938	4,643
Cost of revenues	(597)	(1189)	(1,475)	(3,406)

Gross Profit	98	746	463	1,237

Selling, general and administrative expenses	(710)	(1064)	(1,453)	(1,730)
Depreciation and amortization	(48)	(67)	(95)	(124)
Listing expenses	10	(400)	(3)	(1,032)

Loss from operations	(650)	(785)	(1,088)	(1,649)

Other income (expenses):
Interest income	-	4	-	5
Interest expense	(148)	(85)	(286)	(197)

Total other income (expenses), net	(148)	(81)	(286)	(192)

Loss before income taxes and minority interest	(798)	(866)	(1,374)	(1,841)

Benefit/ (provision) for income taxes	-	(13)	-	33

Net loss	(798)	(879)	(1,374)	(1,808)

Net loss (gain) attributable to the Non-Controlling
Interest	(34)	(25)	(51)	(35)

Loss available to common stockholders	$(764)	(854)	(1,323)	(1,773)

Loss per share
Basic and diluted	$-	-	-	(0.01)

Weighted-average shares used to calculate net loss
per common share:
Basic and diluted	316,334,980	277,484,080	316,349,980	277,484,080

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated statements of cash flows
(Unaudited)
(In thousands of USD)

	6 Months Ended	6 Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(1,323)	$(1,773)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	65	45
Amortization of customer relationship	31	53
Allowance for doubtful accounts	(240)	-
Stock based compensation	114	135
Deferred income tax benefit	-	-
Non-Controlling interests	(51)	(35)
Changes in working capital:
Accounts receivable and related party receivables	53	(15)
Cost and estimated earnings in excess of billings on	(351)	316
projects
Value added tax refund receivable	156	(20)
Prepaid expenses and other current assets	97	(116)
Accounts payable	402	1,264
Accrued expenses and other liabilities	268	144
Billings in excess of costs and estimated earnings	273	(986)
Net cash used in operating activities	(506)	(988)
Cash flows from investing activities:
Purchase of property and equipment	(5)	(429)
Release of restricted cash	-	597
Net cash used in investing activities	(5)	168
Cash flows from financing activities:
Proceeds from related party	-	238
Repayment to related party	(183)	(95)
Proceeds from capital leases	-	311
Repayment of capital leases	(71)	(37)
Proceeds from debt	777	408
Repayment of debt	(56)	(462)
Net cash provided by financing activities	467	363
Effect of exchange rates on cash and cash equivalents	(42)	(63)
Net decrease in cash and cash equivalents	(86)	(520)
Cash and cash equivalents at beginning of period	86	768
Cash and cash equivalents at end of period	$0	$248

Supplemental information:
Cash paid for interest	$206	$133
Non-cash investing and financing activities:
Equipment acquired under capital leases	$-	$254
Adjustment of minority interest to redemption value	$(56)	$156

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

          On February 29, 2008, Bark Group Inc. (”Bark Group”), formerly known as Exwal Inc. completed the acquisition of Bark Corporation A/S (”Bark Corporation”) in an acquisition transaction that was completed as a share exchange with the former stockholders of Bark Corporation. This transaction involved the issuance of equity of Bark Group (259,290,960 common shares) to the stockholders of Bark Corporation, resulting in the former stockholders of Bark Corporation controlling the majority of the shares of Bark Group. This transaction is considered to be a capital transaction in substance, rather than a business combination. That is, the transaction is equivalent to the issuance of stock by the private Company, namely Bark Corporation, for the net monetary assets of a shell corporation, namely Bark Group, accompanied by a recapitalization. The accounting is identical to that of a reverse acquisition, except that no goodwill or other intangible assets should be recorded. As such, Bark Corporation is considered the acquirer for accounting purposes and Bark Group is treated as the acquiree for accounting purposes, each notwithstanding the legal form of the acquisition.

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

          The Company continues to operate with negative working capital USD 5,521,000 at June 30, 2009) and limited financial resources available to pay ongoing financial obligations as they become due. Additionally, as of June 30, 2009, the Company had a stockholders’ deficiency of approximately USD 3,021,000 which resulted primarily from operating losses incurred up until June 30, 2009.

          Based on the Company’s current forecast, it anticipates that it will use approximately USD 7,000,000 (being comprised of (i) negative working capital of approximately USD 5,500,000, and (ii) expected use of cash of USD 1,500,000 over the next twelve months in order to sustain its current operations and pay our current liabilities. In particular, it will require additional financing in order to repay its debt obligations as they mature and become payable. These principal payments under the Company’s debt obligations include an aggregate of USD 2,331,000 that becomes due and payable during the balance of 2009. This amount does not include any funds necessary for the Company to expand its business. The Company will require additional financing in order to pursue the expansion of its business, either through growth or acquisitions.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company’s sources of additional cash, in addition to cash from operations and its operating line of credits, include its loan commitment of DKK 4,000,000 ($759,171) from Bark Holding. Bark Holding is a Company registered in British Virgin Islands and is controlled by two of the Company’s major shareholders. The Company plans to use its loan from Bark Holding to finance its operations over the next twelve months. However, the Company will require additional financing beyond this loan in order to conduct its business in accordance with its plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances have been made on this loan commitment as of the filing date. The Company plans to conduct an equity financing of its securities, in order to raise additional financing. It will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in obtaining additional financing, it will reconsider its acquisition strategy and will further reconsider whether our status as a public Company is beneficial from a cost benefit perspective. Any decisions made in this regard, may impact the Company’s ability to expand its business.

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

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 2. Summary of Significant Accounting Policies

          Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of June 30, 2009, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Foreign Currency

          The Company has determined Danish Kroner is the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income(loss). During the six months ended June 30, 2009 and 2008 transaction gains and losses were not material.

          During the three and six months ended June 30, 2009 and 2008 the related translation adjustment which was included in other comprehensive loss was as follows:

	3 months ended June		6 months ended June
	2009	2008	2009	2008
Net loss available to common stockholders:	$764,,000	$854,000	$1,323,000	$1,773,000
Translation adjustment:	$42,000	$93,000	$38,000	$114,000
Comprehensive loss	$806,000	$947,000	$1,361,000	$1,887,000

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

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recent Accounting Pronouncements.

          Effective January 1,2009 , the Company implemented SFAS 157-2 for its nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption did not impact the Company’s financial position or results of operations. The Company may have disclosure requirements if it completes an acquisition or incurs an impairment of its assets in future periods (See note 3).

          In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," (“FAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” FAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. FAS 141(R) also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. FAS 141(R) became effective on January 1, 2009. SFAS 141R will have an impact for any businesses acquired after the effectrive date of this pronouncement.

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

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          In November 2008, the FASB issued EITF No. 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141 (R) and SFAS 160. EITF 08-6 provides clarification of how business combination and noncontrolling interest accounting will impact equity method investments. EITF 08-6 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008 and early adoption is prohibited. The adoption of EITF 08-6 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard is effective for periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

          In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of subsequent events. In addition, FAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued. FAS 165 is effective for periods ending after June 15, 2009 and accordingly, the Company adopted this standard in the second quarter of 2009. The Company has evaluated subsequent events through the time of filing its financial statements with the Securities and Exchange Commission through August 19, 2009, the issuance date of this Form 10Q.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162,” (“FAS 168”). FAS 168 establishes “The FASB Accounting Standards CodificationTM” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

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

          The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June30, 2009
		Quoted prices
	Total Carrying	in active	Significant other	Significant
	Value at June 30,	markets (Level	observable	unobservable
	2009	1)	inputs (Level 2)	inputs (Level 3)

Goodwill	$3,240,000	$-	$-	$3,240,000

          Goodwill is measured at fair value using discounted cash flows and is classified within Level 3 of the valuation hierarchy.

Note 4 - Concentration of credit risk

          Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

          During the six months ended June 30, 2009 customers C,D and K accounted for approximately 11%, 26%, and 30%, respectively of revenue. During the six months ended June 30, 2008 customers E, and L accounted for approximately 41% and 10%, respectively of revenue. No other customers individually represented more than 10% of revenue for any period presented.

          As of June 30, 2009 customers K, E and C accounted for approximately 38%, 13% and 12 % of the Company’s accounts receivables, respectively. As of December 31, 2008 customers J and M accounted for approximately 19% and 17% of the Company's accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

          The Company's loss of these or other customers, or any decrease in sales to these or other customers, could have a material adverse effect on the Company's business, financial condition or results of operations. The Company has, as of June 30, 2009 made an allowance of USD 11,000.

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

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5 – Non-controlling interests

          For consolidated majority-owned subsidiaries in which the Company owns less than 100% of the total outstanding shares, the Company recognizes a non-controlling interest for the ownership interest of the minority holders.

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

          In January 2009, two Class B share holders representing 131 shares were redeemed. The redeemable amount as of June 30, 2009 DKK 1,360,000 (USD 258,000) and as of December 31, 2008 DKK 1,653,000 (USD 312,800) will be paid in 8 quarterly installments during 2009 and 2010, including interest at a variable rate, which is currently 5%, which will be accrued and paid on December 31, 2009 and 2010, respectively. Accrued interest USD 4,000 as of June 30, 2009 is classified as accrued liabilities

          At each reporting date the Company records the Class B shares at the higher of (1) the redemption value or (2) the amount that would result from applying consolidation accounting under Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) (i.e., the historical cost, increased or decreased for the minority’s share of net income or loss and dividends). All adjustments related to the application of the above would be recorded within additional paid-in capital. Effective January 1, 2009, the Company adopted FASB issued SFAS N0. 160 and accordingly, adjustment relating to above has no impact on consolidated net loss of the Company, net loss attributable to the Company or loss available to common stock holders of the Company. Prior to adoption of SFAS 160, the impact of the adjustment was on loss attributable to common stockholders and accordingly the Loss Per Share (LPS) at December 31, 2008 was reported $(0.21) . There are no deferred income tax consequences arising from the recognition of the EITF D-98 adjustments as these adjustments are not deductible under Danish tax law.

          At December 31, 2008, the redemption value exceeded the ARB 51 value, and therefore the minority interest was recorded at the redemption value of DKK 7,653,000 which amounted to USD 1,448,000. At June 30, 2009, the redemption value exceeded the ARB 51 value, and therefore the minority interest was recorded at the redemption value of DKK 7,653,000 which amounted to USD 1,453,000.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The change in carrying amount of Non-Controlling interest is as follows:

	As of	As of
	June 30	December 31,
	2009	2008
	USD 000`s	USD 000’s
Balance at beginning of period	$1,448	$1,834
Shares issued in subsidiary (Bark Advertising)
ARB 51 adjustment - Bark Advertising loss attributable to Non-
Controlling interests	(51)	(105)
EITF D-98 adjustment - excess of redemption amount over ARB 51
adjustment	56	51
ARB 51 adjustment - Currency adjustment		(19)
Redeemable shares reclassified to liabilities	-	(313)
Balance at end of period	$1,453	$1,448

Note 6 – Long and short-term debt and obligations under capital leases

Long and short-term debt

          Bark Corporation has a floating interest rate line of credit facility in the amount of DKK 7,000,000 (USD 1,329,000) which expires on November 15, 2009. As at June 30, 2009 and December 31, 2008, the amount outstanding under this line of credit facility was $1,368,000 and $1,353,000, respectively.

Note 7 – Non-vested shares

          In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 (USD 65,100). A weighted average grant date fair value of USD 40 per share. The fair value of the non-vested shares awards on the date of issuance was DKK 3,939,000 (USD 777,000). The non-vested awards become fully vested on May 31, 2010. The Company will record compensation expense ratably over the vesting period. During the six month ended June 30, 2009 and 2008, the Company recorded USD 114,000 and USD 128,000 of compensation expense, respectively, related to these awards. For the three months ended June 30, 2009 and 2008 the Company recorded compensation expense of USD 57,000 and USD 64,000 respectively.

           As of June 30, 2009 there was USD 209,236 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted following currency adjustment of USD 33,700. The cost is expected to be recognized over a period of 11 months. No shares were vested during the first half year of 2009

Note 8- Related party transactions

Fee to Chairman of the Board Bent Helvang

          BH Media ApS (a Company 100% owned by Bent Helvang) is according to contract entitled to invoice the Company USD 34.200 and USD 120,660 during the six months ended June 30, 2009 and 2008, respectively, for services provided to the Company relating to acquiring new companies, strategy planning and management services. For the three months ended June 30, 2009 and 2008 the contract entitled BH Media ApS to invoice the Company respectively USD 17,100 and USD 60,330. Such services have been recorded as a component of selling, general, and administrative expenses. At June 30, 2009, The Company has a liability of approximately DKK 775,000 (USD 147,032) which has been classified in advances from related parties.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fee to CEO Anders Hageskov

          Lugano Communication and Entertainment (a Company in which Anders Hageskov is employed) invoiced the Company USD 142.120 and USD 168,920 during the six month period ended June 30, 2009 and 2008, respectively, for services rendered by Anders Hageskov to Bark Copenhagen and Bark Advertising. For the three months ended June 30, 2009 and 2008 Lugano Communication and Entertainment invoiced the Company USD 71,060 and USD 84,460 respectively. This fee includes reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and has been recorded as a component of selling, general, and administrative expenses.

Loan from Bark Holding, British Virgin Islands

          During 2008 the Company received a loan from Bark Holding. The balance of the loan at June 30, 2009 is USD 201,248. This loan is due for repayment in full in 2009 when the Company gets a positive cash flow. Interest expense for the six month periods ended June 30, 2009 and 2008 was USD 7,015 and USD 3,764, respectively. For the three month ended June 30, 2009 and 2008 the interest expense was USD 3,425 and USD 2,107 respectively.The balance of this loan, including accrued interest, has been included in advances from related parties. Certain stockholders of Bark Group own 100% of the outstanding shares of Bark Holding. In addition Bark Holding has committed to issue a bridge loan up to DKK 4,000,000 (USD 759,172)

Credit notes to share holders

          Bark Copenhagen has in the six months period ended June 30, 2008 issued credit notes of USD 36,000 to three companies owned by share holders in Bark Group due to disputes over the quality of services provided. Furthermore management has decided not to provide any advertising services to the three companies in the future.

Loan from Jesper Svane and Rene Lauritsen

          Shareholders Jepser Svane and Rene Lauritsen have in April 2008 made payments of DKK 91,600 (USD 16,400) to trade creditors on behalf of the Company. The loan has been partly repaid and have a balance of DKK 73,600 (USD 13,969) by June 30, 2009 ..The Company intends to repay this loan in full in 2009 when the Company gets a positive cash flow.

Note 9 - Commitments and contingencies

Litigation

          In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 (USD 178,600), based on an alleged breach by Bark Corporation of the terms of employment and non-payment for the transfer of specified intellectual property. In March 2008, the Company paid DKK 242,500 (USD 43,300) to such employees related to the “employment” element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 (USD 135,300). The Company believes that, in order to settle this claim, a payment will be required. Using the guidance of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”) the Company has as of December 31, 2008 provided for an amount of DKK 250,000 (USD 47,300). However, in April, 2009 Bark Corporation lost the case in the lower court. The Company has decided to appeal to a higher court instance. The Company has decided to increase the provision to DKK 450,000 (USD 85,400) using “SFAS No. 5”., that is considered to be probable and reliably estimable. This amount has been included as a component of accrued liabilities.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10 – Net loss per share

          The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in 000's USD except share and per share data):

	Three months Ended		Six months Ended
	June 30		June 30
	2009	2008	2009	2008
Numerator:

Loss available to common shareholders	(764)	(854)	(1,323)	(1,773)

Denominator:
Shares used in computation - basic:
Weighted average shares outstanding	324,113,700	281,373,440	324,113,700	281,373,400
Weighted average common shares outstanding
subject to repurchase	(7,778,720)	(3,889,360)	(7,778,720)	(3,889,360)

Shares used in computing basic net loss per share	316,334,980	277,484,080	316,334,980	277,484,080
Shares used in computation - diluted:
Weighted average shares outstanding	316,334,980	277,484,080	316,334,980	277,484,080
Dilutive effect of common shares outstanding
subject to repurchase	-	-	-	-

Shares used in computing diluted net loss per share	316,334,980	277,484,080	316,334,980	277,484,080

Net loss per share - basic and diluted	$-	$-	$-	$(0.01)

          Bark Group has securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the non-vested shares issued to two executives.

Note 11 – Subsequent events

Stock Split

          The Company filed a Certificate of Change with the Secretary of State of Nevada, with an effective date of August 13, 2009, to effectuate a forward stock split of the Company’s authorized share capital and its issued and outstanding shares of common stock, in each case on the basis of twenty new common shares for each one old common share. The forward stock split was payable on August 17, 2009 to all shareholders of record as of the record date, August 13, 2009. As a result, as of August 13, 2009, the Company’s authorized share capital increased from 100,000,000 shares of common stock to 2,000,000,000 shares of common stock and its issued and outstanding share capital increased from 16,355,686 shares of common stock to 327,113,270 shares of common stock. All common shares and per share information has been retroactively restated to effectuate the aforementioned stock split.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock Issuance

          Subsequent to June 30, 2009, the Company issued 2,000,000 shares of common stock to consultants in its fund raising efforts and recorded a share of approximately $450,000 relating to their services

Termination of Repurchase and Lock-Up Agreements

           In connection with the Company’s acquisition of Bark Corporation, the Company entered into Repurchase and Lock-Up Agreements with each of its shareholders who purchased shares of the Company’s common stock prior to the completion of the acquisition of Bark Corporation. The Repurchase and Lock-Up Agreements originally provided that the Company would be entitled to purchase all shares held by each shareholder for a price of $0.001 per share in the event that the Company did not complete a major financing transaction by June 30, 2008. In July 2008, the Company delivered to the shareholders a letter confirming the agreement to extend the right of repurchase to September 30, 2008. In April 2009 the Company delivered a further letter to the shareholders confirming the agreement to extend the right of repurchase to June 30, 2009.

          Under these Repurchase and Lock-Up Agreements, as amended, each shareholder also agreed to a lock-up agreement pursuant to which the number of shares that the shareholder would be entitled to sell in any one month period for a period of one year following the date on which the shares of our common stock become eligible for trading on the OTC Bulletin Board has been restricted to the greater of (i) 10% of the shares held by the shareholder, and (ii) 250,000 shares of our common stock.

          The Company determined in August,2009 to terminate the Repurchase and Lock-Up Agreements and to release the shareholders from their respective obligations that were included in the Repurchase and Lock-Up Agreements. As a result of this termination and release and effective July 30, 2009, the Company no longer have the right to purchase any shares held by original shareholders of Bark Group Inc. and the original shareholders of Bark Group Inc. are able to resell their shares without restriction, subject to compliance with applicable securities laws. For clarity, each of the original shareholders of Bark Group Inc. retain their original shares and are no longer subject to any contractual restriction on resale between us and the shareholder

Termination of Engagement Agreement with DeBondo Capital

          The Company has terminated the engagement letter with Debondo Capital Inc. (“Debondo”) originally dated October 2, 2007, as amended, as the financing contemplated under the engagement letter was not completed by June 30, 2009.

Termination of Indemnification Agreement with DeBondo Capital

          In addition, and as a result of the termination of the Repurchase and Lock-Up Agreements discussed above, the Company has agreed to terminate the indemnification agreement dated February 29, 2008 with DeBondo Capital Limited (Hong Kong), as amended, wherein DeBondo Capital Limited (Hong Kong) agreed to pay to the Company compensation of $25,000 if the Company exercised the right to redeem the shares held by the Exwal shareholders pursuant to the Repurchase and Lock-Up Agreement by June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2009 and 2008. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Revenues

We derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

  fees for advertising services,

  commissions on media placements,

  incentive based revenue, or

  a combination of all of the above

The majority of the Company’s revenues are attributable to revenues earned on a fee for services basis for the advertising and marketing services that we provide. The next key component of the revenues is commissions that earned from the placement of media through media outlets. The Company presently earn commissions from media placements from approximately five customers. The Company also earn commissions for handling of production of campaign elements being i.e. production of TV spots or printed materials.

Revenues declined to $1,938,000 during the six months ended June 30, 2009 as compared to $4,643,000 during the six months ended June 30, 2008, representing a decrease of $2,705,000 or 58%. This decrease was caused by the loss of the Company’s biggest customer S. Trading (Totempo) in the fourth quarter of 2008 and the general decline in business activities due to the global economic downturn. S. Trading represented 41% of the Company’s revenues in the six months ended June 30, 2008. S. Trading was lost as a client because it ceased business operations due to financial problems. As for the three months ended June 30, 2009 compared to June 30, 2008 the revenue declined with $ 1,240,000 from $ 1,935,000 to $ 695,000. The decrease was caused by the loss of Totempo as stated above. Further several projects – planned for execution in Q2 2009 – were postponed to the latter half of 2009.

The Company is presently working intensively with the objective of on getting new customers and gained five additional new customers in the first half year of 2009. These efforts will be continued during the latter half of 2009.

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

Cost of revenues totaled $1,475,000 for the six months ended June 30, 2009 as compared to $3,406,000 for the six months ended June 30, 2008, a decrease of $1,931,000, or 57%. External purchases went down by 67% and salaries went down by approximately 22%. The main reason for the lower external purchases was because we made fewer commercial films during the 2009 period compared to the 2008 period. Salaries went down due to a reduction of staff and a general cut of 10% in salaries for all employees. As for the three months ended June 30, 2009 and 2008 cost of revenues decreased with $ 592,000 or app. 50% from $ 1,189,000 in 2008 to $ 597,000 in 2009. External purchases decreased with 71% and the salaries with 22% for the same reasons as described for the variances between the six month ended June 30, 2009 and 2008

Gross Profit

For the six months ended June 20, 2009 gross profit was reduced from $1,237,000 to 463,000 compared to the 2008 period. Gross margins decreased to 24% during the 2009 period as compared to 27% during the 2008 period. The reason for the gross profit decrease is the loss of Totempo as a customer partly set off by lower staff costs due to a payroll cut off by 10%. As for the three months ended June 30, 2009 and 2008 the decrease in gross profit was $ 648,000 or 87% due to the loss of Totempo as a customer and the postponing of projects from Q 2 2009 to the latter half of 2009.

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses include the following expenses:

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

Selling, general and administrative (SG&A) expenses totaled $1,453,000 for the six months ended June 30, 2009 as compared to $1,730,000 for the six months ended June 30, 2008, representing a decrease of $277,000, or 16%. The decrease is primarily related to use of consultants in the second quarter of 2008. During the six months ended June 30, 2009 the Company expensed audit fee’s related to year end auditing of 2007 and 2008. For the three months ended June 30, 2009 SG&A expenses decreased by $ 354,000 to $ 710,000 compared to the three months ended June 30, 2008. The decrease is mainly caused by a general 10% cut of all salaries and extensive consultant costs in 2008 relating to listing preparation.

Depreciation and Amortization

Depreciation includes depreciation on building, plant, equipment and amortization of customer relationships.

Depreciation and amortizations totaled $95,000 for the six months ended June 30, 2009 as compared to $124,000 for the six months ended June 30, 2008, representing a decrease of $29,000, or 23%. Amortization of customer relationships decreased to $30,000 during the 2009 period compared to $43,000 in the 2008 period. Depreciations on property, plant and equipments decreased to $65,000 during the 2009 period as compared to $81,000 during the 2008 period. As for the three months ended June 30, 2009 the total of depreciations and amortizations decreased by $ 19,000 to $ 48,000 compared with a total of $ 67,000 for the three months ended June 30, 2008. The decrease s due to a combination of the digressive amortization of customer relations and a full depreciation of certain fixed assets in 2009.

Listing Expenses

Listing expenses include amounts that we pay to our legal and accounting professional advisers and to DeBondo Capital in connection with efforts to achieve trading of our common stock on a public market in the United States. These expenses include legal, audit and related expenses attributable to the filing of a registration statement with the SEC.

Listing expenses totaled $3,000 for the six months ended June 30, 2009 as compared to $1,032,000 for the six months ended June 30, 2008, representing a decrease of $1,029,000. Since the Company’s Form S-1 registration was declared effective on December 17, 2008 the listing expenses have been reduced significantly. Costs in the 2009 period are related to our common stock becoming traded on the OTC Bulletin Board which commenced on March 16, 2009. For the three months ended June 30, 2009 compared to the three months ended June 30, 2008 the total variance of listing expenses was $ 410,000. In the second quarter of 2009 the Company referred to much accrued for listing expenses in the first quarter which resulted in a income of $ 10,000 .

Interest Expense

Interest expense includes interest payments on loans from Danske Bank and Realkredit Danmark. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expenses totaled $286,000 for the six months ended June 30, 2009 as compared to $197,000 for the six months ended June 30, 2008. The increase is mainly relating to interest from creditors due to delayed payments. Primarily due to delayed payments, interest expenses in the three months ended June 30, 2009 increased with $ 63,000 compared to the three months ended June 30, 2008.

Net Loss

The Company recorded a net loss of $1,374,000 for the six months ended June 30, 2009 as compared to a net loss of $1,808,000 for the six months ended June 30, 2008, a decrease of $434,000, or 24%. The main reason for the decrease is lower listing expenses, partly off-set by lower gross profit. As for the three months ended June 30, 2009 the Company’s net loss was $ 798,000 as compared to a net loss of $ 879,000 for the three months ended June 30, 2008. The decrease was caused by lower listing expenses partly off-set by postponing of projects from Q 2 2009 to the latter half of 2009.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2009 the Company had cash of $ 0, a decrease of $ 86,000 from cash of $ 86,000 as of December 31, 2008. The Company’s working capital deficit increased from $4,135,000 at December 31, 2008 to $5,521,000 at June 30, 2009, an increase of $1,386,000. The increase in working capital deficit is mainly due loss in the six months ended June 30, 2009 and delayed payments.

Cash Requirements

The Company is presently experiencing negative cash flows from operating activities and have a working capital deficit. Additionally, as of June 30, 2009, the Company reported a shareholders’ deficit which resulted primarily from operating losses incurred through 2009. The Company’s working capital deficit was $5,521,000 as of June 30, 2009. The Company is using cash of approximately $375,000 per quarter in operations. Based on current forecast, it is anticipated that that the Company will use approximately $7,000,000 (being comprised of (i) negative working capital of approximately $5,500,000, and (ii) expected use of cash of $1,500,000 in the next 4 quarters) over the next twelve months in order to sustain our current operations and pay our current liabilities. This amount does not include any funds necessary for us to expand our business. The Company will require further additional financing in order to pursue the expansion of its business, either through growth or acquisitions.

As the Company’s access to cash is limited the Company is working closely with their present banks and credit institutes, keeping them informed about short term cash needs and the Company’s activities regarding pursue of effort’s regarding raise of additional financing.

The Company’s sources of additional cash, in addition to cash from operations and out operating line of credits,

include a loan commitment of DKK 4,000,000 ($759,171) from Bark Holding. Bark Holding is a Company registered in British Virgin Islands and is controlled by two of the Company’s major shareholders. The Company plan to use the loan from Bark Holding to finance their operations over the next twelve months. However, the Company will require additional financing beyond this loan in order to conduct their business in accordance with their plan of operations. In particular, the Company will required additional financing in order to repay debt obligations as they mature and become payable. These principal payments under debt obligations include an aggregate of $2,331,000 that becomes due and payable during the balance of 2009. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances have been made on this loan commitment as of the filing date. The Company plan to conduct an equity financing of their securities, as outlined below, in order to raise additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in obtaining additional financing, it will reconsider its acquisition strategy and will further reconsider whether the status as a public Company is beneficial from a cost benefit perspective.

Any decisions made in this regard, may impact the Company’s ability to expand their business. Further, the Company may not be able to make the principal payments under debt obligations as they become due.

The Company has filed a registration statement with the SEC in the United States and its common stock has now commenced trading on the OTC Bulletin Board. This has been done as an initial step in the Company’s efforts to raise additional financing. It is the Company’s belief that investors may be more willing to invest in a Company which has a public market for its securities. The Company also entered into the engagement agreement with PacificWave Partners Limited with the objective of securing additional financing in the amount of $10 million. As contemplated financing were not achieved the Company decided not to prolong the agreement with PacificWave Partners Limited. The agreement was terminated as of June 30, 2009.

The Company plans to pursue alternate financing arrangements, which may be either debt or equity financing. The Company doesn’t have commitments for any such financing in place. If the Company doesn’t succeed in raising additional financing, it may not be able to expand its business as anticipated. If the Company will be successful in raising additional financing, it will adjust its expansion plans based on the amount of funds available. The Company may also determine to use a portion of the proceeds to repay outstanding debt.

Bank Indebtedness

Bark Corporation borrowed DKK 9,000,000 (equivalent to $1,773,400 as at December 31, 2007) pursuant to a credit facility with Danske Bank in May 2007 in order to enable Bark Corporation to complete the acquisition of Bark Copenhagen and Bark Media. Total credit line on this loan was DKK 7,000,000 ($1,328,550) as of June 30, 2009. The maturity date of this loan has been extended to November 15, 2009. Current interest rate of this loan is 5.75% . At June 30, 2009 and December 31, 2008, the outstanding balance of line of credit was $1,368,000 and $1,353,000, respectively, including accrued interest on the outstanding balance of line of credit.

Bark Property obtained a DKK 14,900,000 ($2,662,300) loan on May 16, 2008 bearing variable interest of currently 5.4% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 20 years) from Realkredit Danmark (a credit institution). Interest is payable on the last working day of each quarter. This loan is secured by a mortgage against our Copenhagen office property as a first priority mortgage. On November 21, 2008 Bark Corporation obtained a loan of DKK 1,611,000 ($287,800) from Realkredit Danmark bearing a variable interest rate of currently 5.80% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 19 years). At June 30, 2009 and December 31, 2008, the outstanding balances of the loans aggregating approximately $3,135,000 and $3,174,000, respectively.

On March 7, 2008, two new bank loans totaling DKK 7,000,000 (USD 1,324,500) were entered into. The two new loans are to be repaid in quarterly installments over 15 years. The interest rate is fixed quarterly as "Danske Bor" plus a margin of 3.00% . At June 30, 2009 and December 31, 2008, the outstanding balance of these loans aggregating $ 1,052,000 and $1,087,000, respectively.

Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 2,700,000 ($512,400). As at June 30, 2009 and December 31, 2008, the amount outstanding under this line of credit facility was $498,000 and $123,000, respectively. The line of credit facility is repayable in full on September 30, 2009. The Company plan to negotiate an extension of this maturity date to June 2010, although the Company cannot provide assurance of a successful extension. The rate of interest payable under the line of credit facility is presently 8.25% per annum.

Bark Group Inc. obtained two additional short term loans of DKK 2,125,000 ($403,310) as of June 30, 2009) on April 3, 2009 in order to bridge finance current financing until capital have been raised. The loan was advanced by private non-related party investors. Both loans are due for repayment on November 1, 2009 together with accrued interest of DKK 212,500 ($40,331).

Bark Holding Loan

In December 2007, the Company received a loan from Bark Holding, a party that is related to us, of DKK 556,000 ($109,600 as at December 31, 2007), which will be repaid in 2009 when the Company has a positive cash flow. The interest rate is fixed at 7% per annum. In May and June 2008, the loan was increased by DKK 112,100 ($21,200). The loan was again increased by DKK 1,010,000 ($191,100) in July and August 2008. On September 30, 2008 the loan was reduced by DKK 575,800 ($109,000) as Bark Holding took over the loan issued by the Company to Anaconda.tv Ltd including costs to a consultant. On December 31, 2008 the loan was increased by DKK 25,000 ($4,700). The balance of the loan as of June 30, 2009 was $201,248 including accrued interest. The loan is due for repayment in full during 2009.

On June 11, 2008 Bark Holding committed to issue a bridge loan to the Company in the amount of up to DKK 3,000,000 ($536,000). On September 16, 2008, Bark Holding increased the loan commitment to DKK 4,000,000 ($714,700) on identical terms. The loan will accrue interest at 7% and will be due when the Company’s cash flow is positive for more than four consecutive weeks or when additional sources of financing are in place. The loan had not been advanced as of the date of this quarterly report on Form 10-Q.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2009 have been prepared assuming a going concern. The Company currently has and had as at both June 30, 2009 and December 31, 2008 negative working capital and limited financial resources available to pay ongoing financial obligations as they became due. Further, at June 30, 2009, the Company had a shareholder’s deficit of $3,021,000 which resulted primarily from operating losses incurred in 2007, 2008 and 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to use cash of approximately $375,000 per quarter in operations and accordingly, the Company estimate that it will use approximately $7,000,000 over the next twelve months in order to sustain its current obligations and to continue to pay outstanding obligations as they become due. This amount does not include any funds necessary for the Company to expand its business or to pay costs that have been incurred in relation to the listing. The Company will require further additional financing in order to pursue the expansion of its business, either through growth or acquisitions. The Company’s current source of funding, in addition to cash from operations and out operating line of credits, is the loan commitment of DKK 4,000,000 ($759,172) from Bark Holding, a related party.

The Company plans to use both its operating line of credit and the loan from Bark Holding to finance operations over the next twelve months. However, the Company will require additional financing beyond this in order to conduct its business in accordance with plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. The Company plan to conduct an equity financing of its securities in order to raise additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company fail to succeed in raising additional financing, it will attempt to reduce operating expenses significantly, hence being able to, within a six month period, to generate cash from operating activities. In the event that the Company fails to achieve additional financing, it will reconsider its acquisition strategy, and will further reconsider whether the Company’s status as a public Company is beneficial, from a cost benefit perspective. The reduction in costs related to business development activities may impact the Company’s ability to expand its business. The Company’s consolidated unaudited financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As a result of the above, the Company believes that a substantial doubt about the ability to continue as a going concern remained as at June 30, 2009, as reflected in the notes to the condensed consolidated unaudited financial statements for the six months ended June 30, 2009. The condensed consolidated unaudited financial statements for the six months ended June 30, 2009 do not include any adjustment that might result from the outcome of this uncertainty.

Cash Used In Operating Activities

The Company used cash of $506,000 in the six months ended June 30, 2009, compared to use of cash of $ 988,000 in the six months ended June 30, 2008. The decrease in cash used in operating activities primarily reflects the decreased loss during the 2009 period and work in progress including billings in progress during the 2009 period as compared to the 2008 period. The Company’s net loss of $1,374,000 was partly funded by increases of accounts payables, accrued expenses/other liabilities

Cash From/Used in Investing Activities

The Company used a total of $3,000 in the six months ended June 30, 2009 by buying and selling equipment. In the six months ended June 30, 2008 cah from investing was positive with $ 168,000 composed by investment of $429,000 and release of $597,000 restricted cash on March 6, 2008 used for reduction of line of credit with Danske Bank.

Cash from Financing Activities

The Company generated cash of $467,000 from financing activities during the six months ended June 30, 2009, which represented net repayments/referred accruals to related parties of $183,000 and proceeds from debt of $777,000, offset by repayments of debts of $ 56,000 and capital leases of $71,000. In the six months ended June 30, 2008 the Company generated cash of $363,000 composed by proceeds from related parties of $ 238,000, proceeds from debt of $408,000, proceeds from capital leases of $311,000 offset by repayments related party’s of $ 95,000, debts of 462,000 and capital leases of $37,000.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities known as ‘‘Special Purposes Entities.’’

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting Company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

Item 4 T. Controls and Procedures.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2009 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($178,600), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, we paid DKK 242,500 ($43,300) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($135,300), representing the IP element of the claim. As at December 31, 2008 and as of the date of Annual Report, we believe that, in order to settle the IP element of the claim, a payment will be required. We have provided in our financial statements for the six months ended June 30, 2009 for an amount of DKK 450,000 ($85,407) that is considered to be a probable and reliable estimable of the amount that will be required to settle these claims. On April 28, Copenhagen City Court issued a judgement where the Company was ordered to pay DKK 865,700 ($164,304) including court costs and interests. We have decided to appeal the judgement to the Danish Eastern High Court. It is our legal adviser`s expectation that the High Court will decrease the amount determined by the City Court with DKK 400,000 ($75,917). There is however no assurance that the High Court will decrease this amount.

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

The Company’s audited financial statements for the years ended December 31, 2008 and 2007 and our interim financial statements for the three months ended March 31, 2009 and June 30, 2009 all include a note expressing doubt about the Company’s ability to continue as a going concern. The inclusion of this note was due to the fact that the Company had negative working capital of $4,135,000 and a shareholder’s deficiency of $1,718,000 as at December 31, 2008, negative working capital of $4,485,000 and a shareholder’s deficiency of $2,158,000 as at March 31, 2009, negative working capital of $5,521,000 and a shareholder deficiency of $3,021,000 as at June 30, 2009. This note also reflected the fact that the Company has incurred losses to date without achieving profitable operations, including a net loss of $407,000 for the year ended December 31, 2007, a net loss of $3,197,000 for the year ended December 31, 2008 and a net loss of $1,374,000 for the six months ended June 30, 2009. The Company intends to fund its operations and expansion through future sales and equity financing arrangements, which may be insufficient to fund the capital expenditures, working capital and other cash requirements for the current fiscal year. Thereafter, the Company will be required to seek additional funds, either through sales and/ or equity financing, to finance long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute the intended business plan or generate positive operating results. These factors could raise substantial doubt about the Company’s ability to continue as a going concern. As a result, we caution investors that there is a risk that our business could fail.

As a result, the Company cautions investors that there is a risk that the business could fail. The working capital deficit as at December 31, 2008, March 31, 2009 and June 30, 2009 and the negative cash flow from operations for the year ended December 31, 2008 and the six months ended June 30, 2009 continue to raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, there remained a substantial doubt about the Company’s ability to continue as a going concern as at December 31, 2008, as reflected in the notes to our consolidated financial statements for the year ended December 31, 2008, and as June 30, 2009, as reflected in the notes to the interim financial statements for the six months ended June, 2009.

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

These market disruptions have had a significant material adverse impact on companies in many sectors of the economy and have limited their access to capital and credit. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, financing for our operations. Failure to raise capital on reasonable terms when needed may have a material adverse effect on the Company’s business, financial condition and results of operations.

Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If these factors continue, the Company’s operations could be adversely impacted and the trading price of the common stock may be adversely affected.

The Company is also exposed to liquidity risks in meeting its operating and capital expenditure requirements in instances where cash positions are unable to be maintained or appropriate financing is unavailable. These factors may impact the Company’s ability to obtain loans and other credit facilities in the future and on favourable terms. If these increased levels of volatility and market turmoil continue, the Company’s operations could be adversely impacted and the trading price of the Company’s common stock could be adversely affected.

All of the above factors may adversely impact on the Company’s ability to secure new financing for its business, to enable the Company to negotiate new credit facilities, to achieve equity financing, to secure new business from existing clients and new clients, to achieve payment of outstanding accounts receivable to and to enable customers to engage the Company.

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

There is no assurance that we will secure any financing

Bark Corporation entered into an engagement agreement with PacificWave Partners Limited on August 17, 2007 wherein Bark Corporation engaged PacificWave to act as financial advisor to Bark Corporation in connection with the potential financing of Bark Corporation. This engagement agreement terminated in accordance with its terms on June 30, 2009 as the contemplated financing was not completed.

We are pursuing equity financing both in the U.S and in Europe, but as of yet we don’t have agreements in place with any investors for any equity financing.

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

Risks Relating To Our Common Stock

Our principal shareholders will be able to exert significant control over the election of our directors and the management of our business and their interests may differ from those of our other shareholders

Our principal shareholders include our directors, Mr. Bent Helvang, Mr. Klaus Aamann and Mr. Jesper Svane, Mr. Anders Hageskov, our chief executive officer, and Sapiens Alliance Ltd., a private Company controlled by Mr. Rene Lauritsen. These shares are held both directly and indirectly through privately controlled corporations. As of April 5, 2009, these principal shareholders owned or controlled 227,671,940 shares of common stock, representing 70.2% of our outstanding shares of common stock. By virtue of their shareholdings, our principal shareholders will be able to elect members of our board of directors, control our management and affairs and cause or prevent corporate transactions such as mergers, consolidation or the sale of all or substantially all of our assets. The interests of our principal shareholders may differ from that of other shareholders, with the result that our principal shareholder may cause us to enter into transactions that may be not be viewed as favourable by our other shareholders.

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

We have registered the resale by the selling shareholders named in our outstanding Form S-1 registration statement of 92,843,020 shares of our common stock, representing approximately 28.6% of our current issued and outstanding shares of common stock. In addition, additional shares became eligible for resale pursuant to Rule 144 of the Securities Act of 1933 on March 1, 2009, being the date that is one year from the date that we completed the acquisition of Bark Corporation. Sales of a substantial number of shares of our common stock into the public market by the selling shareholders pursuant to our outstanding Form S-1 registration statement or pursuant to Rule 144 may result in significant downward pressure on the price of our common stock. Further, if we complete any additional sales of our equity securities, then resales of these securities pursuant to Rule 144 could also result in significant downward pressure on the price of our common stock. This downward pressure could result in the market price of our common stock being depressed. Further, we are planning to complete additional equity financings involving the issuance of shares of our common stock. Sales by new investors in reliance of Rule 144 may result in further downward pressure on the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We completed the following sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2009.

1.

We issued 2,500,000 shares of our common stock to a consultant pursuant to a consultant agreement in consideration for services provided by the consultant. We completed this offering pursuant to Rule 506 of Regulation D of the Securities Act on the basis that the consultant is an “accredited investor”, as defined in Rule 501(a) of the Securities Act. The investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to the purchaser in accordance with Regulation D confirming that the shares cannot be resold or transferred other than pursuant registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the consultant.

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

BARK GROUP INC.

Date: August 19, 2009	By:	/s/ Anders Peter Hageskov

Anders Peter Hageskov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2009	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*