Form 10-Q
period 2009-09-30
BARK GROUP INC
filed 2009-11-17
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2009, there were 351,164,254 shares of the issuer’s common stock outstanding.

BARK GROUP INC

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	September 30,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$11	$86
Accounts receivable, net of allowance for doubtful accounts of $11
and $251 at September 30, 2009 and December 31, 2008	313	243
Costs and estimated earnings in excess of billings on projects in	747	352
progress
Value added tax refund receivable	-	156
Prepaid expenses and other current assets	116	97

Total current assets	1,187	934

Property, plant and equipment, net of accumulated depreciation	5,114	5,011
Goodwill	3,358	3,230
Other intangible assets, net of accumulated amortization	27	63
Deferred financing costs, net of accumulated amortization	55	57
Total assets	$9,741	$9,295

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	September 30,	December 31,
Liabilities	2009	2008
Current liabilities:
Accounts payable	$2,371	$1,809
Accrued payroll and payroll related costs	569	222
Accrued liabilities	789	568
Billings in excess of costs and estimated earnings on projects in
progress	188	80
Current portion of long-term debt	2,626	1,567
Current portion of obligations under capital leases	132	124
Current portion of debt to redeemed stockholders	172	156
Advances from related parties	412	543

Total current liabilities	7,259	5,069

Long-term debt , net of current portion	4,270	4,155
Long-term obligations under capital leases, net of current portion	78	184
Long-term debt to redeemed stockholders, net of current portion	64	157

Total liabilities	11,671	9,565

Non-Controlling interests	1,505	1,448

Commitments and contingencies

Stockholders’ Deficiency
Stockholders' deficiency:
Preferred stock of $0.001 per share par value; 5,000,000
authorized; Nil issued and outstanding.	-	-
Common stock of $0.001 per share par value; 2,000,000,000
shares authorized, 327,113,720 shares issued and outstanding at September 30, 2009 and 324,113,720 at December 31, 2008
	327	16
Additional paid-in capital	1,823	1,844
Accumulated deficit	(5,609)	(3,612)
Accumulated other comprehensive income	24	34

Total stockholder’s deficiency	(3,435)	(1,718)

Totals liabilities and stockholders`deficiency	$9,741	$9,295

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2009	2008	2009	2008
Net revenues	$903	2,507	2,841	7,150
Cost of revenues	(777)	(1,719)	(2,252)	(5,125)

Gross Profit	126	788	589	2,025

Selling, general and administrative expenses	(743)	(884)	(2,196)	(2,614)
Depreciation and amortization	(39)	(54)	(134)	(178)
Listing expenses	(2)	(265)	(5)	(1,297)

Loss from operations	(658)	(415)	(1,746)	(2,064)

Other income (expenses):
Interest income	-	-	-	5
Interest expense	(41)	(117)	(327)	(314)

Total other income (expenses), net	(41)	(117)	(327)	(309)

Loss before income taxes and minority
Interest	(699)	(532)	(2,073)	(2,373)

Benefit for income taxes	-	-	-	33

Net loss	(699)	(532)	(2,073)	(2,340)

Net loss (gain) attributable to the Non-Controlling
Interest	(26)	61	(77)	26

Loss available to common stockholders	$(673)	(593)	(1,996)	(2,366)

Loss per share
Basic and diluted	$-	-	(0.01)	(0.01)

Weighted-average shares used to calculate net loss
per common share:
Basic and diluted	316,856,739	277,484,080	316,510,824	277,484,080

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated statements of cash flows
(Unaudited)
(In thousands of USD)

	9 Months Ended	9 Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(1,996)	$(2,366)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	98	147
Amortization of customer relationship	36	79
Allowance for doubtful accounts	(240)	-
Stock based compensation	413	195
Deferred income tax benefit	-	(33)
Non-Controlling interests	(77)	26
Changes in working capital:
Accounts receivable and related party receivables	170	(571)
Cost and estimated earnings in excess of billings on	(395)	264
projects
Value added tax refund receivable	156	129
Prepaid expenses and other current assets	(20)	1
Accounts payable	562	1,182
Accrued expenses and other liabilities	568	454
Billings in excess of costs and estimated earnings	107	(898)
Net cash used in operating activities	(618)	(1,391)
Cash flows from investing activities:
Proceeds from sale of property and equipment	3	-
Purchase of property and equipment	-	(172)
Release of restricted cash	-	597
Net cash used in investing activities	3	425
Cash flows from financing activities:
Proceeds from related party	52	360
Repayment of related party	(204)	(95)
Repayment of capital leases	(110)	(75)
Proceeds from debt	988	499
Repayment of debt	(130)	(462)
Net cash provided by financing activities	596	227
Effect of exchange rates on cash and cash equivalents	(56)	(2)
Net decrease in cash and cash equivalents	(75)	(741)
Cash and cash equivalents at beginning of period	86	768
Cash and cash equivalents at end of period	$11	$27

Supplemental information:
Cash paid for interest	$277	$290
Non-cash investing and financing activities:
Equipment acquired under capital leases	$87	$254
Adjustment of minority interest to redemption value	$(122)	$(48)

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

     The Company continues to operate with negative working capital USD 6,072,000 at September 30, 2009 and limited financial resources available to pay ongoing financial obligations as they become due. Additionally, as of September 30, 2009, the Company had a stockholders’ deficiency of approximately USD 3,435,000 which resulted primarily from operating losses incurred up until September 30, 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

     Based on the Company’s current forecast, it anticipates that it will use USD 7,347,000 (being comprised of (i) negative working capital of approximately USD 6,072,000, and (ii) expected use of cash of USD 1,275,000 over the next twelve months in order to sustain its current operations and pay its current liabilities. In particular, it will require additional financing in order to repay its debt obligations as they mature and become payable. These principal payments under the Company’s debt obligations include an aggregate of USD 2,573,000 that becomes due and payable during the balance of 2009.

     These principal payments under the Company’s debt obligations include an aggregate of USD 2,573,000 that becomes due and payable during the remaining period of year 2009, except for a permitted credit facility with Danske Bank of approximately USD 393,000 which is due in year 2010. Further, the Company has an option to convert certain debt obligation of approximately USD 418,000, due in 2009, into 10,000,000 shares at an average price of USD 0.0418 per share.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company’s sources of additional cash, in addition to cash from operations and its operating line of credits, include its loan commitment of DKK 4,000,000 ($786,798) from Bark Holding. Bark Holding is a Company registered in British Virgin Islands and is controlled by two of the Company’s major shareholders. The Company plans to use its loan from Bark Holding as part of its plan to finance its operations over the next twelve months. However, the Company will require additional financing beyond this loan in order to conduct its business in accordance with its plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances have been made on this loan commitment as of the filing date. The Company plans to conduct an equity financing of its securities, in order to raise additional financing. It will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in obtaining additional financing, it will reconsider its acquisition strategy and will further reconsider whether our status as a public Company is beneficial from a cost benefit perspective. Any decisions made in this regard, may impact the Company’s ability to expand its business.

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

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 2. Summary of Significant Accounting Policies

     Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of September 30, 2009, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Foreign Currency

     The Company has determined Danish Kroner is the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income(loss). During the nine months ended September 30, 2009 and 2008 transaction gains and losses were not material.

     During the three and nine months ended September 30, 2009 and 2008 the related translation adjustment which was included in other comprehensive loss was as follows:

	3 months ended September		9 months ended September
	2009	2008	2009	2008
Net loss available to common stockholders:	$673,000	$593,000	$1,996,000	$2,366,000
Translation adjustment:	$14,000	$(91,000)	$56,000	$2,000
Comprehensive loss	$687,000	$502,000	$2,052,000	$2,368,000

Loss per Share

     Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be antidilutive. As per September 30, 2009 the Company had 7, 778,720 non-vested shares subject to repurchase which were excluded in the weighted average number of common shares outstanding.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recent Accounting Pronouncements.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted this standard on January 1, 2008 for its financial assets and financial liabilities. The Company adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations. Refer to Note 3 for additional discussion on fair value measurements.

     In December 2007, the FASB issued an accounting standard related to the accounting for business combinations and related disclosures. This standard addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and noncontrolling interests in business combinations. The standard also expanded disclosure requirements for business combinations. The standard became effective on January 1, 2009 and will have an impact for any businesses acquired after the effective date of this pronouncement.

     In December 2007, the FASB issued an accounting standard related to accounting and reporting for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Non controlling interests are reported as a separate component of consolidated stockholders’ equity, and net income allocable to non controlling interests and net income attributable to stockholders are reported separately in the consolidated statement of operations. This standard became effective on January 1, 2009 and did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

     In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities. This standard amends and enhances disclosure requirements to provide a better understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on a company’s financial position, financial performance and cash flows. The Company adopted this standard on January 1, 2009 and has included additional disclosures in its condensed consolidated financial statements. The Company does not use derivatives to hedge operating performance or its financial position. Accordingly, there was no impact on the Company´s condensed consolidated financial position or results of operations upon adoption.

     In April 2009, the FASB issued an accounting standard which requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This standard became effective for interim reporting periods ending after June 15, 2009 and did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

     In April 2009, the FASB issued an accounting standard which affirmed that there is no change in the measurement of fair value when the volume and level of activity for an asset or a liability has significantly decreased. This standard also identifies circumstances that indicate when a transaction is not orderly. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     In June 2009, the FASB issued an accounting standard which requires entities to disclose the date through which subsequent events have been evaluated as well as whether that date is the date the financial statements were issued or the date the financial statements were made available to be issued. The Company adopted this guidance in the second quarter of 2009. The Company has evaluated subsequent events through the November 16, 2009 filing of its condensed consolidated financial statements with the SEC.

     In June 2009, the FASB issued the FASB Accounting Standards Codification, (“Codification”). Effective this quarter, the Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact the Company’s condensed consolidated financial position or results of operations.

      In August 2009, the FASB issued an accounting standard to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This standard will become effective for the Company on October 1, 2009 and is not expected to have a significant impact on the Company’s condensed consolidated financial position or results of operations.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 3 - Fair Value Measurement

Valuation Hierarchy

     The FASB’s accounting standard for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009
	Total Carrying	Quoted prices
	Value at	in active	Significant other	Significant
	September 30,	markets (Level	observable	unobservable
	2009	1)	inputs (Level 2)	inputs (Level 3)

Goodwill	$3,358,000	$-	$-	$3,358,000

     Goodwill is measured at fair value using discounted cash flows and is classified within Level 3 of the valuation hierarchy.

Note 4 - Concentration of credit risk

     Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

     During the nine months ended September 30, 2009 customers C, D and K accounted for approximately 11%, 21%, and 27%, respectively of revenue. During the nine months ended September 30, 2008 customers E, and L accounted for approximately 12% and 37%, respectively of revenue. During the three month ended September 30, 2009 customers C, D, K, N and P accounted for approximately 12%, 21%, 18%, 13% and 12% respectively of revenue. During the three months ended September 30, 2008, customers E, K and L accounted for approximately 15%, 25% and 30% respectively of revenue. No other customers individually represented more than 10% of revenue for any period presented.

     As of September 30, 2009 customers K, E and C accounted for approximately 22%, 19% and 14 % of the Company’s accounts receivables, respectively. As of December 31, 2008 customers J and M accounted for approximately 19% and 17% of the Company´s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

     The Company's loss of these or other customers, or any decrease in sales to these or other customers, could have a material adverse effect on the Company's business, financial condition or results of operations. As of September 30, 2009, the Company has made an allowance of USD 11,000.

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

     In January 2009, two Class B share holders representing 131 shares were redeemed. The redeemable amount as of September 30, 2009 was DKK 1,200,088 (USD 236,056) and as of December 31, 2008 DKK 1,653,000 (USD 312,800) which will be paid in 7 quarterly installments during 2009 and 2010, including interest at a variable rate, which is currently 5%, which will be accrued and paid on December 31, 2009 and 2010, respectively. Accrued interest USD 4,000 as of September 30, 2009 is classified as accrued liabilities

     At each reporting date, the Company, records the Class B shares at the higher of (1) the redemption value or (2) the amount that would result from applying consolidation accounting as included in ASC 810. All adjustments related to the application of the above would be recorded within additional paid-in capital. Adjustment related to the above has no impact on consolidated net loss of the Company, net loss attributable to the Company or loss available to common stock holders of the Company as the impact of the adjustment prior to January 1, 2009 was on loss attributable to common stockholders and accordingly the Loss Per Share (LPS) at December 31, 2008 was reported $(0.21) . There are no deferred income tax consequences arising from the recognition of adjustments under ASC 505 as these adjustments are not deductible under Danish tax law.

     At December 31, 2008 and at September 30, 2009, the redemption value exceeded the value from applying consolidation accounting according to ASC 810 and therefore the minority interest was recorded at the redemption value of DKK 7,653,000 which amounted to USD 1,448,000 at December 31, 2008 and USD 1,505,340 at September 30, 2009.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     The change in carrying amount of Non-Controlling interest is as follows:

	As of	As of
	September 30	December 31,
	2009	2008
	USD 000`s	USD 000’s
Balance at beginning of period	$1,448	$1,834
Shares issued in subsidiary (Bark Advertising)
Bark Advertising loss attributable to Non-Controlling interests	(77)	(105)
Adjustment according to ASC 505	122	51
Currency adjustment	12	(19)
Redeemable shares reclassified to liabilities	-	(313)
Balance at end of period	$1,505	$1,448

Note 6 – Long and short-term debt and obligations under capital leases

Long and short-term debt

     Bark Corporation has a floating interest rate line of credit facility in the amount of DKK 7,000,000 (USD 1,376,896) which expires on November 20, 2009. As at September 30, 2009 and December 31, 2008, the amount outstanding under this line of credit facility was $1,427,278 and $1,353,000, respectively. The Company plans to negotiate an extension of this maturity date to June 2010, although the Company cannot provide assurance of a successful extension.

     During the nine months ended September 30, 2009 Bark Group Inc. obtained three additional short term convertible loans of DKK 2,375,000 ($467,161). The loans were advanced in April and September, 2009 in order to bridge finance until capital has been raised. These convertible loans are convertible at market price as per date of conversion. The loans were advanced by private non-related party investors. All three loans are due for repayment in first quarter of 2010 together with accrued interest of DKK 237,500 ($46,716). Two of the loans with a total of DKK 2,125,000 ($418,207) have been converted to share capital subsequent to September 30, 2009 at an average price per share of $0.0464.

Note 7 – Non-vested shares

     In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 (USD 65,100). A weighted average grant date fair value of USD 40 per share. The fair value of the non-vested shares awards on the date of issuance was DKK 3,939,000 (USD 777,000). The non-vested awards become fully vested on May 31, 2010. The Company will record compensation expense ratably over the vesting period. During the nine month ended September 30, 2009 and 2008, the Company recorded USD 175,489 and USD 195,346 of compensation expense, respectively, related to these awards. For the three months ended September 30, 2009 and 2008 the Company recorded compensation expense of USD 61,360 and USD 65,115 respectively.

      As of September 30, 2009 there was USD 167,524 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted following currency adjustment of USD 33,700. The cost is expected to be recognized over a period of 8 months.

Note 8 – Stock based compensation

In August and September 2009 the company issued 3,000,000 shares to three consulting companies for services rendered during 2009 through 2012. The market value of the shares on the date of signing the agreements were USD 487,500 of which USD 236,979 was expensed as selling, general and administrative costs in the accompanying condensed consolidated statements of operations during the three and nine months ended September 2009. The Company will record compensation expense ratably over the remaining period.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     As of September 30, 2009 there was USD 250,521 of total unrecognized compensation costs related to the issuance. The cost is expected to be recognized over a period of 10 quarters.

Note 9- Related party transactions

     Fee to Chairman of the Board Bent Helvang

     BH Media ApS (a Company 100% owned by Bent Helvang) is according to contract entitled to invoice the Company USD 51,300 and USD 180,990 during the nine months ended September 30, 2009 and 2008, respectively, for services provided to the Company relating to acquiring new companies, strategy planning and management services. For the three months ended September 30, 2009 and 2008 the contract entitled BH Media ApS to invoice the Company respectively USD 17,100 and USD 60,330. Such services have been recorded as a component of selling, general, and administrative expenses. At September 30, 2009, Bent Helvang has a receivable from the Company of DKK 912,297 (USD 179,448) which has been classified in advances from related parties.

     Fee to CEO Anders Hageskov

     Lugano Communication and Entertainment (a Company in which Anders Hageskov is employed) invoiced the Company USD 196,875 and USD 253,380 during the nine month period ended September 30, 2009 and 2008, respectively, for services rendered by Anders Hageskov to Bark Copenhagen and Bark Advertising. For the three months ended September 30, 2009 and 2008 Lugano Communication and Entertainment invoiced the Company USD 54,755 and USD 84,460 respectively. This fee includes reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and has been recorded as a component of selling, general, and administrative expenses.

     Loan from Bark Holding, British Virgin Islands

     During 2008 the Company received a loan from Bark Holding. The balance of the loan at September 30, 2009 is USD 217,852. This loan is due for repayment in full in 2009 when the Company gets a positive cash flow. However, if the Company doesn’t have a positive cash flow in 2009 the loan will be converted into share capital. Interest for the nine month periods ended September 30, 2009 and 2008 was USD 10,765 and USD 7,564, respectively. For the three month ended September 30, 2009 and 2008 the interest expense was USD 3,762 and USD 3,902 respectively. The balance of this loan, including accrued interest, has been included in advances from related parties. Certain stockholders of Bark Group own 100% of the outstanding shares of Bark Holding. In addition Bark Holding has committed to issue a bridge loan to the Company up to DKK 4,000,000 (USD 759,172)

     Credit notes to share holders

     Bark Copenhagen has in the nine months period ended September 30, 2008 issued credit notes of USD 36,000 to three companies owned by share holders in Bark Group due to disputes over the quality of services provided. Furthermore management has decided not to provide any advertising services to the three companies in the future.

     Loan from Jesper Svane and Rene Lauritsen

     Shareholders Jepser Svane and Rene Lauritsen have in April 2008 made payments of DKK 91,600 (USD 16,400) to trade creditors on behalf of the Company. The loan has been partly repaid and have a balance of DKK 73,600 (USD 14,477) by September 30, 2009. This loan is to be repaid in full in 2009 when the Company gets a positive cash flow.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 10 - Commitments and contingencies

     Litigation

     In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($196,699), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, the Company paid DKK 242,500 ($51,422) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($149,000), representing the IP element of the claim. As at December 31, 2008 and as of the date of Annual Report, we believe that, in order to settle the IP element of the claim, a payment will be required. We have provided in our financial statements for the nine months ended September 30, 2009 for an amount of DKK 450,000 ($88,515) that is considered to be a probable and reliable estimable of the amount that will be required to settle these claims. This amount has been included as a component of accrued liabilities. On April 28, Copenhagen City Court issued a judgement where the Company was ordered to pay DKK 865,700 ($170,283) including court costs and interests. The Company decided to appeal the judgement to the Danish Eastern High Court. It is our legal adviser`s expectation that the High Court will decrease the amount determined by the City Court with DKK 400,000 ($78,680). There is however no assurance that the High Court will decrease this amount.

Note 11 – Net loss per share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in 000's USD except share and per share data):

	Three months Ended		Nine months Ended
	September 30		September 30
	2009	2008	2009	2008
Numerator:

Loss available to common shareholders	(673)	(593)	(1,996)	(2,366)

Denominator:
Weighted average common shares outstanding-
basic:	324,635,459	281,373,440	324,289,544	281,373,440
Weighted average common shares outstanding
subject to repurchase	(7,778,720)	(3,889,360)	(7,778,720)	(3,889,360)

Shares used in computing basic net loss per share	316,856,739	277,484,080	316,510,824	277,484,080
Shares used in computation - diluted:
Weighted average shares outstanding	316,856,739	277,484,080	316,510,824	277,484,080
Dilutive effect of common shares outstanding
subject to repurchase	-	-	-	-

Shares used in computing diluted net loss per share	316,856,739	277,484,080	316,510,824	277,484,080

Net loss per share - basic and diluted	$-	$-	$(0.01)	$(0.01)

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

Note 12 – Subsequent events

     Subsequent to September 30, 2009 the Company issued a total of 24,050,534 shares of common stock as described in the Company’s current report on Form 8-K filed on November 16, 2009. Of the 24,050,534, 10,000,000 shares at an average share price of $0.046 were issued to two lenders for conversion of debts. The 14,050,534 shares were issued to third party investors for cash at an average price of $0.0491.

     On October 30, 2009 the Company received a credit note of DKK 1,297,660 ($255,249) related to listing costs expensed in 2008. The credit amount exclusive Danish VAT of 25% will be recognized as income in the fourth quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2009 and 2008. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our strategy moving forward is to pursue the acquisition of additional businesses in our industry with the objective of increasing the size of our business, with the overall objective of increasing our revenue and profits. We intend to finance these acquisitions with the proceeds from the issuance of additional equity or debt. We plan to pursue an equity financing in the amount $9 million in 2009, but we can provide no assurance as to whether we will be successful in such efforts.

Revenues

The Company derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

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

Revenues declined to $2,841,000 during the nine months ended September 30, 2009 as compared to $7,150,000 during the nine months ended September 30, 2008, representing a decrease of $4,309,000 or 60%. This decrease was caused by the loss of the Company’s biggest customer S. Trading (Totempo) in the fourth quarter of 2008 and the general decline in business activities due to the global economic downturn. S. Trading represented 37% of the Company’s revenues in the nine months ended September 30, 2008. S. Trading was lost as a client because it ceased business operations due to financial problems. As for the three months ended September 30, 2009 compared to September 30, 2008 the revenue declined by $1,604,000 from $ 2,507,000 to $ 903,000. The decrease was caused by the loss of Totempo and the general economic slowdown as stated above.

The Company is continuously working with the objective of expanding business with existing customers and getting new customers. For the nine month ended September 30, 2009, the company has gained five additional new customers.

Cost of Revenues

The Company’s cost of revenues are attributable to direct costs that we incur to produce a final communication product incorporating the marketing and advertising concepts that we develop. The final communication product is then delivered to media outlets who then broadcast to the public. These direct costs include, for example, the following:

  a portion of salaries for professional staff attributable to providing professional services,

  consultancy fees,

  film production,

  photography,

  web site design,

  production of radio commercials,

  printed materials, and

  layout of advertisements for newspapers and magazines.

These expenses represent external costs that the Company pay to third parties as part of the creation and implementation of advertising and marketing campaigns for our clients. These expenses do not include the cost of placement of media through media outlets as these costs are incurred directly by our clients.

Cost of revenues totaled $2,252,000 for the nine months ended September 30, 2009 as compared to $5,125,000 for the nine months ended September 30, 2008, a decrease of $2,873,000, or 56%. External purchases went down by 74% and salaries went down by approximately 13%. The main reason for the lower external purchases was because the Company made fewer commercial films during the 2009 period compared to the 2008 period. Salaries went down due to a reduction of staff and a general cut of 10% in salaries for all employees effective as from January 1, 2009. Further, for the three month ended September 2009 salaries to leading staff members were cut with another 15%. As for the three months ended September 30, 2009 and 2008 cost of revenues decreased with $942,000 or app. 55% from $ 1,719,000 in 2008 to $777,000 in 2009. External purchases decreased with 76% and the salaries with 16% for the same reasons as described for the variances between the nine months ended September 30, 2009 and 2008

Gross Profit

For the nine months ended September 30, 2009 gross profit was reduced from $2,025,000 to 589,000 compared to the

2008 period. Gross margins decreased to 21% during the 2009 period as compared to 28% during the 2008 period. The reason for the gross profit decrease is the loss of Totempo as a customer partly set off by lower staff costs due to a payroll cut off by 10% and per July 1, 2009 additional 15% cut for leading staff members. As for the three months ended September 30, 2009 and 2008 the decrease in gross profit was $ 662,000 or 84% due to the loss of Totempo as a customer and the postponing of projects - originally planned for execution in Q 2 and Q 3 2009 - to Q4 2009.

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

Selling, general and administrative (SG&A) expenses totaled $2,196,000 for the nine months ended September 30, 2009 as compared to $2,614,000 for the nine months ended September 30, 2008, representing a decrease of $418,000, or 16%. The decrease is primarily related to use of consultants in 2008. During the nine months ended September 30, 2009 the Company expensed audit fee’s related to year end auditing of 2007 and 2008. For the three months ended September 30, 2009 SG&A expenses decreased by $141,000 to $743,000 compared to the three months ended September 30, 2008. The decrease is mainly caused by a general 10% cut of all salaries, an additional 15% cut off for leading staff members and extensive consultant costs in 2008 relating to listing preparation.

Depreciation and Amortization

Depreciation includes depreciation on building, plant, equipment and amortization of customer relationships.

Depreciation and amortizations totaled $134,000 for the nine months ended September 30, 2009 as compared to $178,000 for the nine months ended September 30, 2008, representing a decrease of $44,000, or 25%. Amortization of customer relationships decreased to $36,000 during the 2009 period compared to $79,000 in the 2008 period. Depreciations on property, plant and equipments decreased to $98,000 during the 2009 period as compared to $99,000 during the 2008 period. As for the three months ended September 30, 2009 the total of depreciations and amortizations decreased by $15,000 to $39,000 compared with a total of $54,000 for the three months ended September 30, 2008. The decrease are due to a combination of the digressive amortization of customer relations and a full depreciation of certain fixed assets in 2009.

Listing Expenses

Listing expenses include amounts that we pay to our legal and accounting professional advisers and under the Company’s previous arrangement with DeBondo Capital in connection with efforts to achieve trading of our common stock on a public market in the United States. These expenses include legal, audit and related expenses attributable to the filing of a registration statement with the SEC.

Listing expenses totaled $5,000 for the nine months ended September 30, 2009 as compared to $1,297,000 for the nine months ended September 30, 2008, representing a decrease of $1,292,000. Since the Company’s Form S-1 registration was declared effective on December 17, 2008 the listing expenses have been reduced significantly. Costs in the 2009 period are related to our common stock becoming traded on the OTC Bulletin Board which commenced on March 16, 2009. For the three months ended September 30, 2009 compared to the three months ended September 30, 2008 the total variance of listing expenses was $263,000.

Interest Expense

Interest expense includes interest payments on loans from Danske Bank and Realkredit Danmark. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expenses totaled $327,000 for the nine months ended September 30, 2009 as compared to $309,000 for the nine months ended September 30, 2008. In the three months ended September 30, 2009 interest expenses decreased by $ 76,000 compared to the three months ended September 30, 2008. The reason for the decrease being acceptance of reduced interest accruals regarding late payments to suppliers.

Net Loss

The Company recorded a net loss of $2,073,000 for the nine months ended September 30, 2009 as compared to a net loss of $2,340,000 for the nine months ended September 30, 2008, a decrease of $267,000, or 11%. The main reason for the decrease is lower gross profit partly off-set by lower listing expenses. As for the three months ended September 30, 2009 the Company’s net loss was $699,000 as compared to a net loss of $532,000 for the three months ended September 30, 2008. The net loss increase was caused by lower lower gross profit partly off-set by lower listing expenses.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2009 the Company had cash of $11,000, a decrease of $75,000 from cash of $86,000 as of December 31, 2008. The Company’s working capital deficit increased from $4,135,000 at December 31, 2008 to $6,072,000 at September 30, 2009, an increase of $1,937,000. The increase in working capital deficit is mainly due to loss in the nine months ended September 30, 2009 and delayed payments to suppliers.

Cash Requirements

The Company is presently experiencing negative cash flows from operating activities and has a working capital deficit. Additionally, as of September 30, 2009, the Company reported a shareholders’ deficit which resulted primarily from operating losses incurred through 2009. The Company’s working capital deficit was $6,072,000 as of September 30, 2009. The Company is using cash of approximately $319,000 per quarter in operations. Based on current forecast, it is anticipated that that the Company will use approximately $7,347,000 (being comprised of (i) negative working capital of approximately $56,072,000, and (ii) expected use of cash of $1,275,000 in the next 4 quarters) over the next twelve months in order to sustain its current operations and pay its current liabilities. This amount does not include any funds necessary for us to expand our business. The Company will require further additional financing in order to pursue the expansion of its business, either through growth or acquisitions.

Subsequent to September 30, 2009 two loans were converted to share capital by the lenders subscription of 10,000,000 shares at an average share price of $0.0418. The conversion improved the working capital with $418,307.

The working capital deficit as of September 30, 2009 further includes a permitted credit facility with Danske Bank of USD 393,000 which is not payable during 2009.

As the Company’s access to cash is limited the Company is working closely with their present banks and credit institutes, keeping them informed about short term cash needs and the Company’s activities regarding pursue of effort’s regarding raise of additional financing.

The Company’s sources of additional cash, in addition to cash from operations and out operating line of credits, include a loan commitment of DKK 4,000,000 ($786,797) from Bark Holding. Bark Holding is a company registered in British Virgin Islands and is controlled by two of the Company’s major shareholders. The Company plan to use the loan from Bark Holding to finance their operations over the next twelve months. However, the Company will require additional financing beyond this loan in order to conduct their business in accordance with their plan of operations. In particular, the Company will require additional financing in order to repay debt obligations as they mature and become payable. These principal payments under debt obligations include an aggregate of $2,573,000 that becomes due and payable during the balance of 2009. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances have been made on this loan commitment as of the filing date. The Company plans to conduct an equity financing of their securities, as outlined below, in order to raise additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in obtaining additional financing, it will reconsider its acquisition strategy and will further reconsider whether the status as a public company is beneficial from a cost benefit perspective.

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

The Company plans to pursue alternate financing arrangements, which may be either debt or equity financing. The Company does not have commitments for any such financing in place. If the Company does not succeed in raising additional financing, it may not be able to expand its business as anticipated. If the Company is successful in raising additional financing, it will adjust its expansion plans based on the amount of funds available. The Company may also determine to use a portion of any proceeds realized to repay outstanding debt.

Bank Indebtedness

Bark Corporation borrowed DKK 9,000,000 (equivalent to $1,773,400 as at December 31, 2007) pursuant to a credit facility with Danske Bank in May 2007 in order to enable Bark Corporation to complete the acquisition of Bark Copenhagen and Bark Media. Total credit line on this loan was DKK 7,000,000 ($1,376,896) as of September 30, 2009. The maturity date of this loan has been extended to November 20, 2009. Current interest rate of this loan is 5.75% . At September 30, 2009 and December 31, 2008, the outstanding balance of line of credit was $1,427,000 and $1,353,000, respectively, including accrued interest on the outstanding balance of line of credit. The Company plans to negotiate an extension of this maturity date to June 2010, although the Company cannot provide assurance of a successful extension.

Bark Property obtained a DKK 14,900,000 ($2,662,300) loan on May 16, 2008 bearing variable interest of currently 5.4% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 20 years) from Realkredit Danmark (a credit institution). Interest is payable on the last working day of each quarter. This loan is secured by a mortgage against our Copenhagen office property as a first priority mortgage. On November 21, 2008 Bark Corporation obtained a loan of DKK 1,611,000 ($287,800) from Realkredit Danmark bearing a variable interest rate of currently 5.80% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 19 years). At September 30, 2009 and December 31, 2008, the outstanding balances of the loans aggregating approximately $3,247,900 and $3,174,000, respectively.

On March 7, 2008, two new bank loans totaling DKK 7,000,000 ($1,324,500) were entered into. The two new loans are to be repaid in quarterly installments over 15 years. The interest rate is fixed quarterly as "Danske Bor" plus a margin of 3.00% . At September 30, 2009 and December 31, 2008, the outstanding balance of these loans aggregating $ 1,075,840 and $1,087,000, respectively.

Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 3,000,000 ($590,098). As at September 30, 2009 and December 31, 2008, the amount outstanding under this line of credit facility was $588,276 and $123,000, respectively. The line of credit facility is repayable as for $393,400 on December 2, 2009. The Company plan to negotiate an extension of this maturity date to June 2010, although the Company cannot provide assurance of a successful extension. The rate of interest payable under the line of credit facility is presently 8.25% per annum.

Bark Group Inc. obtained three additional short term convertible loans of DKK 2,375,000 ($467,161) as of September 30, 2009. The loans were advanced in April and September, 2009 in order to bridge finance until capital has been raised. The loans were advanced by private non-related party investors. All three loans are due for repayment in first quarter of 2010 together with accrued interest of DKK 237,500 ($46,716). Two of the loans with a total of DKK 2,125,000 ($418,207) have been converted to share capital subsequent to September 30, 2009 at an average price per share of $0.0418. Both of the converted loans were convertible at the date of issuance at market price per date of conversion.

Bark Holding Loan

In December 2007, the Company received a loan from Bark Holding, a party that is related to us, of DKK 556,000 ($109,600 as at December 31, 2007), which will be repaid in 2009 when the Company has a positive cash flow. The interest rate is fixed at 7% per annum. In May and June 2008, the loan was increased by DKK 112,100 ($21,200). The loan was again increased by DKK 1,010,000 ($191,100) in July and August 2008. On September 30, 2008 the loan was reduced by DKK 575,800 ($109,000) as Bark Holding took over the loan issued by the Company to Anaconda.tv Ltd including costs to a consultant. On December 31, 2008 the loan was increased by DKK 25,000 ($4,700). The balance of the loan as of September 30, 2009 was $217,852 including accrued interest. The loan is due for repayment in full during 2009. However, if the Company doesn’t have a positive cash flow in 2009 the loan will be converted into share capital. At the date of issuance the loan was not convertible. As of November 16, 2009 no agreement regarding conversion of the loan has been made.

On June 11, 2008 Bark Holding committed to issue a bridge loan to the Company in the amount of up to DKK 3,000,000 ($536,000). On September 16, 2008, Bark Holding increased the loan commitment to DKK 4,000,000 ($786,798) on identical terms. The loan will accrue interest at 7% and will be due when the Company’s cash flow is positive for more than four consecutive weeks or when additional sources of financing are in place. The loan had not been advanced as of the date of this quarterly report on Form 10-Q.

Going Concern

The Company’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2009 have been prepared assuming a going concern. The Company currently has and had as at both September 30, 2009 and December 31, 2008 negative working capital and limited financial resources available to pay ongoing financial obligations as they became due. Further, at September 30, 2009, the Company had a shareholder’s deficit of $3,435,000 which resulted primarily from operating losses incurred in 2007, 2008 and 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to use cash of approximately $319,000 per quarter in operations and accordingly, the Company estimate that it will use approximately $7,347,000 over the next twelve months in order to sustain its current obligations and to continue to pay outstanding obligations as they become due. This amount does not include any funds necessary for the Company to expand its business or to pay costs that have been incurred in relation to the listing. The Company will require further additional financing in order to pursue the expansion of its business, either through growth or acquisitions. The Company’s current source of funding, in addition to cash from operations and out operating line of credits, is the loan commitment of DKK 4,000,000 ($786,798) from Bark Holding, a related party.

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

As a result of the above, the Company believes that a substantial doubt about the ability to continue as a going concern remained as at September 30, 2009, as reflected in the notes to the condensed consolidated unaudited financial statements for the nine months ended September 30, 2009. The condensed consolidated unaudited financial statements for the nine months ended September 30, 2009 do not include any adjustment that might result from the outcome of this uncertainty.

Cash Used In Operating Activities

The Company used cash of $618,000 in the nine months ended September 30, 2009, compared to use of cash of $ 1,391,000 in the nine months ended September 30, 2008. The decrease in cash used in operating activities primarily reflects the decreased loss during the 2009 period and work in progress including billings in progress during the 2009 period as compared to the 2008 period. The Company’s net loss of $1,996,000 was partly funded by increases of accounts payables, accrued expenses/other liabilities

Cash From/Used in Investing Activities

The Company used a total of $3,000 in the nine months ended September 30, 2009 by buying and selling equipment. In the nine months ended September 30, 2008 cash from investing was positive with $425,000 composed by investment of $172,000 and release of $597,000 restricted cash on March 6, 2008 used for reduction of line of credit with Danske Bank.

Cash from Financing Activities

The Company generated cash of $596,000 from financing activities during the nine months ended September 30, 2009, which represented net repayments/referred accruals to related parties of $152,000, proceeds from debt of $988,000 offset by repayments of debts of $130,000 and capital leases of $110,000. In the nine months ended September 30, 2008 the Company generated cash of $227,000 composed by proceeds from related parties of $360,000, proceeds from debt of $499,000 offset by repayments of related parties of $95,000, debts of $462,000 and capital leases of $75,000.

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

In accordance with ACS 605, we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. For a substantial portion of our client contracts we act as principal as we are the primary obligor and bear credit risk related to the services we provide. In these contracts we record revenues and costs of revenues gross. In certain contracts we record a net amount principally on those contracts where we earn a commission.

Non controlling interests

Certain consolidated subsidiaries of Bark Group issued equity shares to parties unrelated to the Company. The Company accounts for such transactions in accordance with ASC 810 which requires that the difference between the carrying amount of the Company’s investment in the subsidiary and the underlying net book value of the subsidiary after the issuance of the shares be recognized either as a gain or loss in the consolidated statement of operations or as a capital transaction. In these instances it is the Company’s policy to consider gains and losses arising from such issuances of shares by a subsidiary as equity transactions; as such no gain or loss is recognized in the income statement.

In instances where subsidiary shares issued are redeemable, the minority interest is recorded in accordance with ASC 505 at the higher of (1) the redemption value required to be paid by the Company or (2) the amount that would result from applying ASC 810 Adjustments recorded by the Company in relation to the recording of these costs are recorded within additional paid-in capital.

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

See Note 2 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s financial position and results of operations.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2009 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($196,699), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, the Company paid DKK 242,500 ($51,422) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($149,000), representing the IP element of the claim. As at December 31, 2008 and as of the date of Annual Report, we believe that, in order to settle the IP element of the claim, a payment will be required. We have provided in our financial statements for the nine months ended September 30, 2009 for an amount of DKK 450,000 ($88,515) that is considered to be a probable and reliable estimable of the amount that will be required to settle these claims. This amount has been included as a component of accrued liabilities. On April 28, Copenhagen City Court issued a judgement where the Company was ordered to pay DKK 865,700 ($170,283) including court costs and interests. The Company decided to appeal the judgement to the Danish Eastern High Court. It is our legal adviser`s expectation that the High Court will decrease the amount determined by the City Court with DKK 400,000 ($78,680). There is however no assurance that the High Court will decrease this amount.

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

The Company’s audited financial statements for the years ended December 31, 2008 and 2007 and our interim financial statements for the three months ended March 31, 2009, June 30, 2009 and September 2009 all include a note expressing doubt about the Company’s ability to continue as a going concern. The inclusion of this note was due to the fact that the Company had negative working capital of $4,135,000 and a shareholder’s deficiency of $1,718,000 as at December 31, 2008, negative working capital of $4,485,000 and a shareholder’s deficiency of $2,158,000 as at March 31, 2009, negative working capital of $5,521,000 and a shareholder deficiency of $3,021,000 as at June 30, 2009, negative working capital of $6,072,000 and a shareholder deficit of $3,435,000 as at September 30, 2009. This note also reflected the fact that the Company has incurred losses to date without achieving profitable operations, including a net loss of $407,000 for the year ended December 31, 2007, a net loss of $3,197,000 for the year ended December 31, 2008 and a net loss of $2,073,000 for the nine months ended September 30, 2009. The Company intends to fund its operations and expansion through future sales and equity financing arrangements, which may be insufficient to fund the capital expenditures, working capital and other cash requirements for the current fiscal year. Thereafter, the Company will be required to seek additional funds, either through sales and/ or equity financing, to finance long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, the Company will have sufficient funds to execute the intended business plan or generate positive operating results.

These factors could raise substantial doubt about the Company’s ability to continue as a going concern.

As a result, the Company caution investors that there is a risk that the business could fail. The working capital deficit as at December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 and the negative cash flow from operations for the year ended December 31, 2008 and the nine months ended September 30, 2009 continue to raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, there remained a substantial doubt about the Company’s ability to continue as a going concern as at December 31, 2008, as reflected in the notes to our consolidated financial statements for the year ended December 31, 2008, and as at September 30, 2009, as reflected in the notes to the interim financial statements for the nine months ended September, 2009.

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

As a public Company, we will be required to document and test our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, which requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors on our internal control over financial reporting. Our first report on compliance with Section 404 is expected to be in connection with the audit of our financial statements for the year ending December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued 3,000,000 shares of our common stock to a three consultants pursuant to three separate consultant agreements in consideration for services provided by the consultant. We completed the share issuance pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act on the basis that each consultant is an “accredited investor”, as defined in Rule 501(a) of the Securities Act. Each investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificates issued to each consultant in accordance with Regulation D confirming that the shares cannot be resold or transferred other than pursuant registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the consultants.

Subsequent to September 30, 2009 and until November 16, 2009 the Company issued a total of 24,050,534 shares of common stock as described in the Company’s current report on Form 8-K filed on November 16, 2009.

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

BARK GROUP INC.

Date: November 16, 2009	By:	/s/ Anders Peter Hageskov

Anders Peter Hageskov
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*