Form 10-Q/A
period 2009-09-30
BARK GROUP INC
filed 2010-01-29
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is filed in order to provide clarification regarding statements that the Company has made regarding growth in the Company’s customer base experienced by the Company in the first nine months of 2009 and anticipated to be experienced in future years.  The revised disclosure is included in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Revenues”.  The disclosure includes risk factors associated with the experienced and prospective growth in the Company’s customer base.

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

The Company is continuously working with the objectives of expanding its business with existing customers and securing new customers. For the nine months ended September 30, 2009, the Company gained five additional new customers.   The Company gained a further two customers in the fourth quarter of 2009.  These additional customers represent an increase in the number of the Company’s customers from the beginning of fiscal 2009 and accordingly represent growth in the Company’s business from the beginning of fiscal 2009.  The new customers had resulted in revenues of approximately $670,000 during the nine months ended September 30, 2009.  Additional revenue is anticipated from these customers based on marketing budgets discussed with these clients, which revenues will be realized in future fiscal periods, including during the fourth quarter of 2009 and in fiscal 2010. The revenues from these new customers for the nine months ended September 30, 2009 were not sufficient to offset the loss of revenues for the nine months ended September 30, 2008 from our former largest customer S. Trading (Totempo) in the fourth quarter of 2008.  The Company anticipates further revenues from these new customers from recurring projects based on discussions with these new clients and proposed marketing budgets, however the Company does not have long term contracts with these new customers and there is no assurance that client indications of future projects will materialize into revenues.  Accordingly, there is no assurance that this growth in our customer base will continue or, if it continues, that it will offset the loss of revenues attributable to the loss of S. Trading (Totempo) in the fourth quarter of 2008.  We also anticipate that this growth in our client base will continue in the next few years based on the increase in our client base since January 1, 2009.  This belief is based on our recent success in increasing our customer base, together with the customer acceptance of our advertising and marketing strategies that we have experienced.  However, there is no assurance that any anticipated growth in customers will materialize.  Further, there is no assurance that any increase in our client base in future years will result in increased revenues or our ability to achieve profitability.  Key factors that could cause us not to increase our client base or our revenues include future downturns or instability in the global economy and in Europe where we operate, our inability to achieve anticipated marketing and advertising results for our existing customers, our customers determining not to proceed with anticipated or projected marketing or advertising strategies and potential future customers determining not to engage us for any reason, including a determination to engage one of our competitors.  Further, even if we secure new customers and increase revenues, there is no assurance that we will achieve profitability.  We may experience increased costs of revenues and increased operating expenses as we attempt to expand our business through the growth of new customers, each of which would negatively impact on our ability to achieve profitability. Additional risk factors that could impair our ability to increase our customer base and our revenues and to achieve profitability are discussed below in Part II of this quarterly report on Form 10-Q under the heading Item 1A – Risk Factors.

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

BARK GROUP INC.

Date: January 28, 2010	By:	/s/ Anders Peter Hageskov

Anders Peter Hageskov
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 28, 2010	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*