Form 10-K
period 2009-12-31
BARK GROUP INC
filed 2010-04-19
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [X]

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
[   ] Yes    [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter: $19,946,320

The registrant had 367,807,761 shares of common stock outstanding as of April 16, 2010.

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

  DKK refers to Danish Crowns, the lawful currency of Denmark, and all references to numbers of shares of our common stock are presented to reflect the 20 for one forward split of our common stock completed effective August 13, 2009.

FOREIGN EXCHANGE

Amounts presented below in Danish Crowns (DKK) for the year ended December 31, 2009 have been converted into U.S. Dollars at December 31, 2009 at the exchange rate of 5.1901 DKK per $1.00. Amounts presented below in Danish Crowns (DKK) for the year ended December 31, 2008 have been converted into U.S. Dollars as at December 31, 2008 at the exchange rate of 5.2849 DKK per $1.00. The Danish Crown (DKK) was convertible into U.S. dollars on the basis of 5.5232DKK per $1.00 as of 12 pm (noon) on March 31, 2010 according to foreign exchange information published by the Danish National Bank.

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

Forward–looking statements in this annual report include, but are not limited to, statements with respect to the following:

  our ability to continue to retain our existing customers and to develop new customers,

  our ability to continue the expansion of our business,

  our ability to maintain our current financing and to secure any additional financing that we determine to pursue,

  our future financial or operating performances,

  our requirements for additional capital,

  our ability to successfully integrate businesses that we acquire,

  our ability to negotiate and complete future business acquisitions,

  government regulation of our business.

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

  Coop, one of Denmark’s largest consumer retailers,

  Simcorp, a financial software provider,

  Grand Marnier, an alcoholic beverage,

  Grants, an alcoholic beverage,

  Linje Aquavit, an alcoholic beverage,

  Jaegermeister, an alcoholic beverage,

  Waterfront – a retail outlet,

  RO’sTorv, a retail outlet, and

  Tulip, a fast moving consumer goods business.

We work with our clients to create and implement full advertising and marketing campaigns from start to finish. The professional services that we provide encompass the following:

  Strategic counseling,
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

Corporation Organization

Bark Group Inc. (“We”, “Bark Group” or the “Company”) is a Nevada corporation that was incorporated as “Exwal Inc.” on July 5, 2005. We acquired Bark Corporation on February 29, 2008 in a transaction whereby we issued 259,290,960 shares of our common stock to the shareholders of Bark Corporation for all of the outstanding share capital of Bark Corporation. We were a “shell company”, as defined by the Securities and Exchange Commission (the “SEC”), with minimal assets and operations prior to the completion of this acquisition. We completed the change of our corporate name to “Bark Group Inc.” on February 28, 2008 as a condition to the completion of closing of the acquisition, and on February 29, 2008 ceased to be a “shell company”. Our original sole executive officer and director was replaced by the management team of Bark Corporation concurrent with the closing of this acquisition.

Corporate Structure

Our corporate organization as of March 31, 2010 is reflected in the following chart:

We provide our marketing and advertising services in Europe through our wholly owned subsidiary, Bark Corporation A/S (“Bark Corporation”). Bark Corporation is the owner of 90.95% of the share capital of Bark Advertising A/S (“Bark Advertising”), which in turn is the owner of 100% of each of Bark Copenhagen A/S (“Bark Copenhagen”) and Bark Media ApS (“Bark Media”).

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

The founding shareholders of Bark Corporation were:

  Bent Helvang, our chairman and one of our directors, through Bent Helvang Media ApS, a private company controlled by Mr. Helvang,

  Klaus Aamann, one of our directors,

  Jesper Svane, through Svaneco Ltd., a private company controlled by Mr. Svane,

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

As a result of the above issuances, the total number of shares issued by Bark Corporation was 10,000,000 shares. These shares were exchanged for 259,290,960 shares of our common stock upon completion of our acquisition of Bark Corporation, as described below under “Reverse Acquisition of Bark Corporation”.

Organization of Bark Advertising

Bark Corporation owns 90.95% of the outstanding share capital of Bark Advertising. Bark Advertising was incorporated on October 12, 2006 in Denmark by Bark Corporation as founder and subscriber. Bark Advertising was incorporated under the name “K2Advertising A/S”. Bark Advertising changed its name to “Bark Advertising A/S” on December 21, 2007. Bark Advertising is the holding company for the advertising branch of the Bark group of companies.

Acquisition of Bark Copenhagen

Bark Copenhagen was incorporated on January 8, 2002 under the laws of Denmark under the name “Living Brands A/S”. Bark Copenhagen has been engaged in the business of providing advertising and marketing services since its inception.

Bark Advertising acquired all the shares of Bark Copenhagen on May 14, 2007. This acquisition was completed pursuant to a share transfer agreement entered into between Bark Advertising and the shareholders of Bark Copenhagen, namely Peter Brockdorff, Daniel Soren, David Asmussen, Finn Balleby and Ole Parnam. Bark Advertising paid a purchase price of DKK 12,000,000 (equivalent to $2,191,300) which was paid by (i) the cash payment of DKK 3,594,000 (equivalent to $656,300), and (ii) the issue of 651 Class B shares of Bark Advertising to the shareholders of Bark Copenhagen with a value of DKK 8,406,000 (equivalent to $1,535,000). The Class B shares that were issued, including additional B shares that were issued on October 3, 2007, represented 12.7% of the issued share capital of Bark Advertising, with the result that Bark Corporation held 87.3% of the share capital of Bark Advertising through its Class A shares and the former shareholders of Bark Copenhagen owned 12.7% of the share capital of Bark Advertising through their Class B shares.

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

  the shares have no dividend nor liquidation preferences,

  the shares have the same rights to receive dividends as all other shares,

  the shares can be called on June 1, 2010 at the purchase price or at the proportional right of ownership of Bark Advertising times average profit before tax in Bark Advertising for the last three financial years times a multiple of five. Based on budgets for Bark Advertising, the latter calculation would give a much lower price than the purchase price. all Class B shares have 1/10 of the voting rights of the Class A shares which are held by Bark Corporation, in order to be redeemed, the Class B shareholders must inform Bark Advertising of the election to redeem on January 1, 2010 at the latest,

  if the Class B shareholders choose not to be redeemed, Bark Advertising starting from June 1, 2010 and on will have the right to redeem the Class B shares at the same terms as mentioned above. However, if a Class B shareholder renounces his rights to be redeemed on June 1, 2009 at the latest, Bark Advertising will lose the right to redeem the shareholder. No Class B shareholders renounced their rights as at June 1, 2009. and if the Class B shares are redeemed, Bark Advertising has the right to pay back the shares over a period of 24 months with an interest rate of the discount rate of the Danish National Bank (currently 4.25% per annum) plus 3% per annum.

In January 2009, two Class B shareholders representing 131 shares were redeemed. The redeemable amount as of December 31, 2009 was DKK 994,356 ($191,587) and as of December 31, 2008 was DKK 1,653,000 ($312,800). The redemption of shares are paid in eight quarterly installments, including interest at a variable rates (5% at December 31, 2009). At December 31, 2009, four installments are remaining and accrued interest amounted to $12,148. In November 2009, three additional Class B shareholders representing 75 shares were redeemed for DKK 900,000 (USD $180,000). The redeemable amount was converted to a total of 2,000,000 shares of common stock in Bark Group.

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

Following this acquisition, Bark Copenhagen changed its corporate name from “Living Brands A/S” to “Bark Copenhagen A/S” on December 17, 2007.

Acquisition of Bark Media

Bark Media was incorporated in Denmark on August 15, 2004 as “Radar 360 ApS” by BrockSo Holding ApS, Maren Holding ApS and FFF Holding ApS as founders. BrockSo Holding ApS is a private company controlled by Peter Brockdorff and Daniel Soren. Maren Holding ApS is a private company controlled by David Asmussen. FFF Holding ApS is a private company controlled by Finn Balleby. These controlling shareholders were also shareholders of Bark Copenhagen prior to its acquisition by Bark Advertising.

Bark Advertising acquired all the shares of Bark Media on May 14, 2007. This acquisition was completed pursuant to a share transfer agreement between Bark Advertising and the shareholders of Bark Media, namely BrockSo Holding ApS, Maren Holding ApS and FFF Holding ApS. Bark Advertising paid a purchase price of DKK 6,000,000 (equivalent to $1,095,000) for this acquisition. The purchase agreement required an initial payment of DKK 5,406,000 was paid on May 1, 2007 and DKK 594,000 was payable quarterly in arrears over the four quarters following May 1, 2007.

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

Reverse Acquisition Transaction of Bark Corporation

We acquired all of the issued and outstanding share capital of Bark Corporation (the “Bark Acquisition”) on February 29, 2008 pursuant to a share exchange agreement dated February 29, 2008 between us and the principal shareholders of Bark Corporation, namely Svaneco Ltd., Sapiens Alliance Ltd., Bent Helvang Media ApS, Bristol Worldwide Ltd. BVI and Klaus Aamann. These principal shareholders represented 87.5% of the issued and outstanding shares of Bark Corporation. The remaining 12.5% interest in Bark Corporation was transferred to us by action of the board of directors of Bark Corporation in accordance with the articles of association of Bark Corporation that entitled the board to cause this transfer to be effected. We obtained the legal opinion of Danish legal counsel to Bark Corporation at the time of the acquisition that the transfer was authorized by the articles of association of Bark Corporation. These shareholders received the same consideration as the principal shareholders in the acquisition transaction, namely shares of our common stock based on a pro rata portion of their ownership of Bark Corporation. We issued an aggregate of 259,290,960 shares of our common stock to the shareholders of Bark Corporation to complete the acquisition of Bark Corporation. Upon the completion of this share exchange transaction:

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

Mr. Svane subsequently resigned as director on February 4, 2010.

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

These lock-up agreements expired in March 2010 as a result of our common stock having been eligible for trading on the OTC Bulletin Board for more than one year.

In connection with the Bark Acquisition, we entered into Repurchase and Lock-Up Agreements with each of our shareholders who purchased shares of our common stock prior to the completion of our acquisition of Bark Corporation. The Repurchase and Lock-Up Agreements originally provided that we would be entitled to purchase all shares held by each shareholder for a price of $0.001 per share in the event that we did not complete a major financing transaction by June 30, 2008. In July 2008, we delivered to the shareholders our letter confirming our agreement to extend the right of repurchase to September 30, 2008. We delivered a further letter in April 2009 confirming our agreement to extend the right of repurchase to June 30, 2009.

Under these Repurchase and Lock-Up Agreements, as amended, each shareholder agreed to the following:

•

in the event that we did not complete a major financing transaction by the agreed upon date, we would be entitled to purchase all shares held by each shareholder for a price of $0.001 per share. A major financing transaction was defined as a financing transaction whereby we will raise not less than $10 million by the issuance of not more than 57,142,860 shares of our common stock of not less than $0.175 per share. Exercise of this option would have resulted in the former shareholders of Bark Corporation owning all of the shares of our common stock pro rata in accordance with their former shareholdings of Bark Corporation, with the exception of shares sold within the limitations of the lock- up agreement prior to the repurchase,

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

We determined in August 2009 to terminate the Repurchase and Lock-Up Agreements and to release the shareholders from their respective obligations that were included in the Repurchase and Lock-Up Agreements. As a result of this termination and release and effective July 30, 2009, we no longer have the right to purchase any shares held by original shareholders of Bark Group Inc. and the original shareholders of Bark Group Inc. are able to resell their shares without restriction, subject to compliance with applicable securities laws. For clarity, each of the original shareholders of Bark Group Inc., who hold in aggregate 64,674,880 shares of our common stock, retained their original shares and are no longer subject to any contractual restriction on resale between us and the shareholder.

Regulation S Share Transfers

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

As a consequence of these share transfers, the number of our shareholders at the time of the transfer increased from 67 shareholders to 79 shareholders. These share transfers were completed by Bark Holding Ltd. and Venture Capital Alliance Ltd. based on the individual decisions by these investors to sell a portion of their shares for cash consideration.

Share Consolidation and Subsequent Forward Split

We completed a one for two and one-half consolidation of our issued and outstanding shares of common stock on February 26, 2008 prior to the completion of the Bark Acquisition. All information presented in this Form 10-K annual report takes into consideration the consolidation of our shares of common stock, including all share amounts and per share prices.

We subsequently has filed a Certificate of Change with the Secretary of State of Nevada, with an effective date of August 13, 2009, to effectuate a forward stock split of the Company’s authorized share capital and its issued and outstanding shares of common stock, in each case on the basis of twenty new common shares for each one old common share. The forward stock split is payable on August 17, 2009 to all shareholders of record as of the record date, August 13, 2009. As a result, as of August 13, 2009, the Company’s authorized share capital increased from 100,000,000 shares of common stock to 2,000,000,000 shares of common stock and its issued and outstanding share capital increased from 16,355,686 shares of common stock to 327,113,270 shares of common stock.

All references to numbers of shares of our common stock in this Annual Report are presented to reflect the 20 for one forward split of our common stock completed effective August 13, 2009.

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

Bark Corporation received the required audited financial statements in April 2008 and reached a determination that these financial statements do not conflict with our representations and warranties set forth in the Share Purchase Agreements. Accordingly, we agreed that DeBondo had no further obligation under the indemnification agreement with respect to representations and warranties set forth in the Share Purchase Agreements.

We entered into an amendment to the indemnification agreement with DeBondo in April 2009 to reflect the extension of the financing deadline under the Repurchase and Lock-Up Agreements to June 30, 2009. Under the amendment to the indemnification agreement, Debondo agreed that the obligation to pay to us compensation of $25,000 if we exercise the right to redeem the shares held by the Exwal shareholders pursuant to the Repurchase and Lock-Up Agreement would extend until July 31, 2009. Under the amended agreements, this compensation amount would only become payable if we were to exercise the repurchase right subsequent to June 30, 2009. Under the amended agreement, DeBondo further agreed that the $225,000 balance of their fee would only be due and payable upon completion by us of a $2.5 million equity financing pursuant to either (i) the agreement between us and PacificWave, as discussed below under “PacificWave Engagement Agreement”, or (ii) by any other party, provided that in this case the financing completes by June 30, 2009.

In August 2009, we terminated our engagement letter with Debondo Capital Inc. (“Debondo”) originally dated October 2, 2007, as amended, as the financing contemplated under the engagement letter was not completed by June 30, 2009. In addition, and as a result of the termination of the Repurchase and Lock-Up Agreements discussed above, we also terminated the indemnification agreement dated February 29, 2008 with DeBondo Capital Limited (Hong Kong), as amended, wherein DeBondo Capital Limited (Hong Kong) agreed to pay to us compensation of $25,000 if we exercised the right to redeem the shares held by the Exwal shareholders pursuant to the Repurchase and Lock-Up Agreement by June 30, 2009. Neither the $225,000 performance incentive fee, nor the $25,000 indemnification fee was paid to Debondo.

DeBondo was considered one of our promoters by virtue of its role and involvement in our corporate organization.

PacificWave Engagement Agreement

Bark Corporation entered into an engagement agreement with PacificWave Partners Limited on August 17, 2007 wherein Bark Corporation engaged PacificWave to act as financial advisor to Bark Corporation in connection with the potential financing of Bark Corporation. The term of this engagement agreement was originally for a period of three years, subject to the termination rights provided for in the engagement agreement, during which time PacificWave was to be the exclusive financial advisor to Bark Corporation. The agreement could be terminated by Bark Corporation with six months notice during this term. We entered into an amendment to the engagement agreement with PacificWave Partners Limited on July 14, 2008. Under the amended engagement agreement, if the financial target of raising $10 million for Bark Corporation was not met by September 30, 2008, the agreement was to be considered to be null and void. As the contemplated financing was not raised by September 30, 2008, the engagement agreement terminated as at September 30, 2008. We entered into a further agreement with PacificWave Partners in March 2009 whereby the agreement was confirmed on the understanding that the agreement would terminate if the financial target of raising $10 million for Bark Corporation was not met by June 30, 2009. As the $10 million financing was not raised by June 30, 2009, this agreement terminated in accordance with its terms as at June 30, 2009.

Our Offices

Our principal executive and head office is located in Copenhagen, Denmark where all of management and professional staff are employed. The address of our principal executive office is Ostergade 17-19, 3rd Floor, DK-1100 Copenhagen K, Denmark. Our telephone number is +45 7026 9926 and our fax number is +45 3332 0078.

Our History and Business Development

We commenced our business operations in October 2006 when Bark Corporation was incorporated. We expanded our business in May 2007 with the acquisitions Bark Copenhagen and Bark Media.

Bark Copenhagen was founded in 2002 and has evolved into a business with strong management and a client portfolio that included several blue chip accounts and cross border projects. Bark Copenhagen expanded from two employees to twenty-three employees from 2002 to 2007 when it was acquired by us. During this period, Bark Copenhagen expanded its communication expertise beyond the traditional advertising agency model to incorporate new media and advertising skills and consulting services. This included adding a digital department, developing and implementing Internet design and programming, and adding creative as well as traditional media counseling. As a result of this development, Bark Copenhagen has been able to achieve industry recognition within the Danish advertising market. Bark Copenhagen has been recognized in Denmark as being within the top advertising and media firms for strategy, advertising and creative media counseling and has won national as well as international industry awards for its advertising and marketing programs, including:

  the Arnold Award in 2004 granted by Danish Cinema Commercial,

  the Gold Diploma awarded by Creative Circle in 2005,

  the Epica Bronze Award in 2006, and

  three Creative Circle nominations in Cannes 2010.

Bark Copenhagen’s revenues prior to our acquisition of Bark Copenhagen were comprised primarily from fees generated from advertising and marketing services provided to its clients. As discussed below, these revenues did not include certain revenues from media placement commissions which were recognized by Bark Media.

Bark Media was organized in 2004 as a media consulting company. The revenues earned by Bark Media prior to our acquisition of Bark Media were attributable solely to revenues from media placement commissions. Under an arrangement between the previous partners of Bark Copenhagen, media placement commissions on new business created by Bark Copenhagen were owned by Bark Media. This provided a means whereby profit of new business generated by Bark Copenhagen would be shared amongst the then current active partners of Bark Copenhagen. The active partners of Bark Copenhagen comprised the shareholders of Bark Media. This arrangement resulted in revenues and corresponding profits attributable to media placement commissions being stripped out of Bark Copenhagen and recognized in Bark Media. This resulted in a reduction to the revenues and corresponding profits realized by Bark Copenhagen during 2006 and the period ended May 14, 2007.

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

Our Industry and Competition

We believe that the industry of commercial communication and advertising is going through a structural change. This structural change follows years with decentralization of the core skills of advertising, namely strategy, creativity, research and media counseling. It also reflects the re-establishment of the digital and internet segment. Based on these perceived structural changes in the industry, we have identified characteristics that we believe the future optimal advertising agency must have merged, namely the skills of:

  advertising, including strategic, creative and production expertise,

  media counseling, including both on-line and off-line expertise, and digital know-how, including consulting and production expertise.

Our competitive experience is that local advertising agencies are incorporating digital skills and know-how into their businesses. We also see international advertising agencies and networks beginning to expand and build their own brands by focusing on online skills. A very few have started to focus on media counseling, primarily on-line media counseling. The traditional and new media agencies are typically using external media partners.

Our objective is to focus on providing integrated media counseling services within both the traditional and new media advertising services. We believe the changes in technology and the growth in digital media present us with opportunities to compete against traditional media agencies. These opportunities include the opportunity to pursue new media possibilities that incorporate traditional advertising skills with relevant digital know-how. We believe that these changes represent a fundamental change in the media and advertising industry and that these changes represent a growth opportunity for companies that are able to acquire and combine these new media skills with the traditional advertising model.

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

Anaconda

We completed the acquisition of a 51% interest in Anaconda.tv GmbH, a television production company incorporated in Munich, Germany (“Anaconda”) effective March 31, 2010. The acquisition was completed pursuant to a share purchase agreement dated January 18, 2010 between Bark Corporation and Bark Holding Ltd. (“Bark Holding”) (the “Share Purchase Agreement”). Bark Holding is a private corporation presently owned by Mr. Lauritsen, who is the owner of more than 10% of our outstanding common stock. Under the terms of the Share Purchase Agreement, we agreed to purchase a 25.5% interest in the issued and outstanding share capital of Anaconda. The Share Purchase Agreement also included the grant by Bark Holding to Bark Corporation A/S the option to purchase an additional 25.5% interest in Anaconda. We were entitled to exercise this option on or before March 31, 2010. We exercised this option and completed the acquisition of the 51% interest in Anaconda effective March 31, 2010. As consideration for this acquisition, we have issued 14,000,000 shares of our common stock. At the direction of Bark Holding, 7,000,000 shares were issued to Mr. Jesper Svane, one of our principal shareholders, and 7,000,000 shares were issued to Mr. René Lauritsen.

Anaconda was founded by Mr. Matthias Lange, the minority shareholder of Anaconda, and two of the present major shareholders of Bark Group, Mr. Svane and Mr. Lauritsen. Mr. Svane and Mr. Lauritsen previously held 51% of Anaconda through Bark Holding. This interest has been transferred to us, with Mr. Lange holding the remaining 49% interest in Anaconda.

Anaconda is an international format and production company located in Germany that was pre-nominated as one of the runner ups for an OSCAR for one of its productions some years ago. The company produces TV formats for a number of TV stations in Germany and Europe, such as RTL, ZDF, as well as TV channels in the US, and specializes also in clipsshow as well as fiction and factual programs as well as the content for internet commercials. Anaconda’s staff consists of seven people and a number of freelancers depending on the scale of production. Anaconda’s headquarters are in Taufkirchen, a suburb to Munich, Germany. Due to the fact that approximately 70% of Europe has broadband Internet coverage, Bark Group plans to use Anaconda’s capabilities for live production for their digital platform on the Internet as well as the production of commercials and product placement for television.

Tre Kronor

We entered into a share purchase agreement to acquire all of the issued and outstanding shares of Tre Kronor Media AB, a Swedish media company (“Tre Kronor”). The share purchase agreement is dated April 9, 2010 and has been entered into between Bark Group and each of the shareholders of Tre Kronor. The acquisition is anticipated to complete in the second quarter of 2010.

The principal terms of the Tre Kronor are summarized as follows:

•	we will issue an aggregate of 35,000,000 share of our common stock to the shareholders of Tre Kronor, pro rata with their respective ownership interests in Tre Kronor,

•

all shares issued to the Tre Kronor shareholders will be subject to a three year lock-up period calculated from the date of closing, however such lock-up period will in no event extend beyond June 30, 2013, during which period each shareholder will be restricted from selling or transferring the Bark shares except as expressly provided in the Share Purchase Agreement. Further, after three years, any sales must not exceed 10% of the daily registered turnover of Bark’s common stock on the OTCBB,

•

notwithstanding the above lock-up agreement, three of the shareholders, including Niclas Froberg and Carl Johan Grandinson, will be permitted to sell in each year a portion of their shares provided that (i) the sales price does not exceed SEK 3,000,000, and (ii) the transfers do not exceed 10% of the daily registered turnover of Bark’s common stock on the OTCBB, however in 2010 the shareholders may only make sales following six months from the date of completion of the acquisition,

•

in 2010 only, Niclas Froberg, one of the principal shareholders, will replace a portion of his shares against a cash payment from the Company in the aggregate amount of SEK 3,000,000 to be paid as follows (i) SEK 750,000 in May 2010, and (ii) SEK 750,000 in June 2010, and (iii) SEK 1,500,000 in July 2010. The replacement of the shares will be based on the valuation on the date of payment,

•

in the event that we do raise share capital injections or external financing via convertible notes before 31 December 2010 in the minimum amount of $3,000,000, the Tre Kronor shareholders will have the right to re-acquire all of the issued and outstanding shares of Tre Kronor from us by (i) delivering written notice by 15 January 2011 and returning to us all consideration issued to such shareholders within 30 days of such notice, including the cash value of any shares that may have been sold by the Tre Kronor shareholders,

•

we have also agreed to issue up to an additional 6,000,000 shares of our common stock based on Tre Kronor achieving certain “Earnings Before Tax” (“EBT”), as determined in accordance with the agreement, thresholds for the accounting years 2010 to 2012:

	o	EBT being more than SEK 2 million for 2010; issuance of additional 2,000,000 Bark shares

	o	EBT being more than SEK 2 million for 2011; issuance of additional 2,000,000 Bark shares

	o	EBT being more than SEK 2 million for 2012; issuance of additional 2,000,000 Bark shares,

•

as an alternative to the above, the Tre Kronor shareholders will receive 4,000,000 shares if the accumulated EBT for 2010 and 2011 is more than SEK 5 million, or 6,000,000 shares if the accumulated EBT foe 2010, 2011 and 2012 is more than SEK 9 million,

•

Niclas Froberg will remain chief executive officer of Tre Kronor and Carl Johan Grandinson will remain as chief operative officer of Tre Kronor. Mr. Froberg will be appointed as a member of the board of directors of Bark Corporation. Mr. Froberg and Mr. Grandinson will be members of the executive management of Bark Corporation. Further Mr. Froberg and Mr. Grandinson shall be chief executive officer and chief operative officer, respectively, for the management of our international media division. Mr. Froberg’s and Mr. Grandinson’s main focus will be to establish a Stockholm office for Bark and the integration of Tre Kronor with the our current existing business. Mr. Froberg and Mr. Grandinson will be responsible for the roll-out, consolidation and thee result of our media companies in Europe and Scandinavia. Each will entered into employment agreements setting forth their duties and responsibilities.

Closing of the acquisition of Tre Kronor is anticipated to occur during the week of April 19, 2010. There is no assurance that the transaction will complete.

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

Fee for Advertising Services

We earn the majority of our revenues in fees for services arrangements where we enter into contracts with our clients for our advertising and marketing services. The professional services that we provide encompass the following:

•	Strategic counseling:

	o	Creating business and brand strategies,

	o	Advising on product development,

	o	Providing workshops for management, board of directors and marketing departments,

•	Research and analysis:

	o	Recommending of need and methods to test different marketing challenges,

	o	Conducting focus groups, hall tests and interviews with the public

	o	Use of our own in house internet based analysis tool,

o

Conducting brain science research projects focusing on human perception and giving seminars to clients and new business targets on our findings and offering our clients the opportunity to become active partners in these projects,

•	Creative development of advertising campaigns:

	o	Definition and formulation of advertising and marketing concepts,

	o	Creative development, art direction and copy writing,

	o	Recommending creative and strategic of use of media channels,

•	Coordination and production of advertising campaigns:

	o	Coordination of the chosen campaign idea is being finalised in accordance with approved layout, including copy writing, proof reading, programming and final artwork,

	o	Coordination of collaboration with external partners such as photographers, sound studios, specialist programming, TV production companies, and printing houses,

•	Media strategy and counseling:

	o	Development of media strategy in accordance to brand position, campaign objectives, chosen target group(s), and size of investment,

	o	Advising on the optimum means of using media to reach our clients’ customers and potential customers most effective and cost efficient manner as possible,

•	Price negotiations for media costs:

	o	Negotiating cost of media for our clients. We negotiate annual agreements as well as ad hoc campaigns,

•	Coordination of campaign execution:

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

Our Customer Base

We have a customer base comprising of a wide range of clients, including both large multi-national companies and smaller start-up business. We work with clients across a broad range of industries and brands. Our clients are presently primarily based in or connected to Denmark, however we have a number of international clients. We presently have a customer base of approximately 53 customers. Within this customer base, we have approximately five customers that account for approximately 73% of our overall revenues.

Our key customers and brands include the following:

  Simcorp, a financial software provider,

  COOP, a leading Danish retail company,

  Grand Marnier, an alcoholic beverage,

  Jaegermeister, an alcoholic beverage,

  Grants, an alcoholic beverage,

  Linje Aquavit, an alcoholic beverage,

  Waterfront, a retail outlet,

  RO’sTorv, a retail outlet,

  Tulip, a fast moving consumer goods business, and

  Børsen, Denmark’s leading daily business newspaper

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

Our Employees

We have a total of twenty-two (22) employees as of March 31, 2010. All of our employees other than our receptionist are professional services personnel.

Our professional management team is comprised of:

Name	Professional Management Positions
Bent Helvang	Chairman of Bark Group Inc., Chairman of Bark Corporation, Bark Advertising, Bark Copenhagen, Bark Media; Chief Executive Officer of Bark Property
Anders Hageskov	President and Chief Executive Officer of Bark Group Inc., Bark Corporation and Bark Advertising
Peter Brockdorff	Chief Executive Officer of Bark Copenhagen and Bark Media
Henrik Sorensen	Vice-President of Bark Copenhagen
Daniel Soren	Chief Operating Officer of Bark Copenhagen and Bark Media
Ulrik Gerdes	Chief Financial Officer

The biographical experience of each of the above persons is presented in Item 10 under the heading “Directors, Executive Officers and Corporate Governance”.

Our skilled senior staff include experts within their field of work who enable us to provide consulting services and advice to our clients in the following areas:

•	Business strategy

	o	We have developed a number of strategic products that we provide exclusively to our clients,

•	Research and analysis methods and programmes.

	o	We are qualified and experienced in working with all common analysis methods

	o	We will conduct some research and analysis ourselves for the benefit of our clients

•	Human perception of commercial messages.

	o	We are among the leading companies within our industry taking part in brain science projects.

•	Creative and traditional media counseling

•	Internal learning for our clients

	o	We have personnel consulting our clients in how optimize learning within companies

	o	We teach and train our clients’ employees in new products, services and marketing activities

Intellectual Property

Our intellectual property relates to the business techniques and processes and other trade secrets that we use in order to provide our professional services. As outlined above under “Employees”, this includes intellectual property relating to our expertise in the following areas:

  Business strategy,

  Research and analysis of methods and programmes,

  Creative and traditional media counseling techniques, and

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

Government Regulation

Our industry is regulated by the local (i.e. Danish) laws for marketers as well as European Union regulations. It is our duty and responsibility towards our clients that our counseling at all times respect the law. Our account responsible employees are frequently trained in the word of the local law as well as changes that appears from time to time in order to ensure compliance with these laws.

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

Our audited financial statements for the years ended December 31, 2009 and 2008 include a note expressing doubt about our ability to continue as a going concern. The inclusion of this note was due to the fact that we have negative working capital of $5,809,000 and we reported a shareholder’s deficiency of $2,971,000 as at December 31, 2009. This note also reflects the fact that we have incurred losses to date without achieving profitable operations, including a net loss of $3,197,000 for the year ended December 31, 2008 and a net loss of $2,569,000 for the year ended December 31, 2009. We intend to fund our operations and expansion through future sales and equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the current fiscal year. Thereafter, we will be required to seek additional funds, either through sales and/ or equity financing, to finance our long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors raise substantial doubt about our ability to continue as a going concern. As a result, we caution investors that there is a risk that our business could fail. Our current working capital deficit as at December 31, 2009 and our negative cash flow from operations for the year ended December 31, 2009 raise substantial doubt about our ability to continue as a going concern. Accordingly, there remained a substantial doubt about our ability to continue as a going concern as at December 31, 2009, as reflected in the notes to our consolidated financial statements for the year ended December 31, 2009.

Current global economic conditions may adversely impact our financial condition, our ability to obtain financing, our ability to collect accounts receivable and the ability of our customers to continue to use our services

Recent market events and conditions, including disruptions in the international credit markets and other financial systems and the deterioration of global economic conditions, could impede our access to capital or increase its cost of capital. Since 2007, the U.S. credit markets experienced serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market and a decline in the value and credit quality of mortgage-backed securities. Other adverse events include delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions worsened in 2008 and in 2009, contributing to reduced confidence in credit and financial markets around the world and the collapse of, and governmental intervention in, major financial institutions. Asset price volatility and solvency concerns have increased, and there has been less liquidity, a widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various government actions, concerns about the general condition of the capital markets, financial instruments and financial institutions persist, and stock markets have declined substantially.

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

There is no assurance that we will be able to complete the Tre Kronor acquisition and, even if this acquisition is completed, there is no assurance that we will be able to raise sufficient financing such that the Tre Kronor shareholders will not be entitled to re-acquire Tre Kronor.

While we have entered into a share purchase agreement to acquire Tre Kronor, there is no assurance that we will be able to complete this acquisition. Further, even if we complete the acquisition, the Tre Kronor shareholders will have a right to repurchase the outstanding shares of Tre Kronor from us in the event that we do not raise the agreed upon amounts of capital. There is no assurance that we will be able to raise the necessary capital required in order to ensure that the right of re-purchase is not triggered. We presently do not have any arrangements in place for such financing.

Our competitors may be successful in attracting the clients that we are targeting for our advertising and media services, with the result that our revenues and ability to generate profit from our operations may be reduced.

We compete in the advertising and communications industry which is highly competitive and which we believe will become more competitive as the business of commercial communication and advertising advances. Our competitors range from large multinational companies to smaller agencies that operate in our target markets. These potential competitors also range from traditional advertising agencies to new media companies that are integrating traditional advertising services with new media advertising services, such as digital media counseling. In addition, new competitors are emerging who will compete with our business strategy of providing integrated media and advertising professional services. Both existing and new competitors will likely seek to target the same customers that we are targeting, both using traditional advertising models and the integrated media services business model that we are pursuing. In addition, many of these new competitors will have greater financial and operational resources than we do. The ability of our existing and potential competitors to attract the customers and advertising and media service work that we are targeting will reduce the revenues that we are able to achieve from our business activities, will reduce our market share and decrease our ability to generate profit from our operations.

The present size of our business may impede or limit our ability to secure new advertising and marketing engagements from the customers that we target for our professional service.

We presently have approximately twenty-two (22) employees, all but three of whom are professional services personnel. Our relatively small size will limit the scope of the projects that we are able to undertake for our existing and potential customers. As a result of our limited capacity, there is a limit both to the number of new customers that we can take on. Existing and potential customers may view our size as a limiting factor when assessing whether to engage us to undertake marketing and advertising campaigns. These customers may view their requirements as being beyond the scope or ability of our firm due to the limited number of professional personnel that employ. The determinations of our existing and potential customers not to engage us or to limit our engagement on a project may result in us losing business and corresponding revenues to our competitors with the result that our ability to achieve revenues and to expand our business may be limited.

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

As at December 31, 2009, two customers accounted for approximately 51% of our accounts receivables. Three customers accounted for approximately 58% of our revenue in the year ending December 31, 2009. Other than these five customers, no other customers represented more than 10% of our accounts receivable or our revenue in the year ended December 31, 2009. There can be no assurance that we will be able to continue to retain our relationships with these key customers or that these key customers will engage us for future advertising and marketing programs. Any negative changes involving our key customers, including any adverse changes in the customer’s financial condition or desire or ability to continue to engage us for future advertising and marketing programs, could result in a significant reduction in our business which would impair our ability to sustain or increase our revenues. As far as we are aware, none of these customers are presently experiencing financial distress, other than one former customer that has filed for bankruptcy. However, there is no assurance that these customers are not presently experiencing financial distress or will not experience financial distress in the future.

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

Our business growth strategy includes, among other things, acquiring established advertising and communication boutique firms. We acquired Bark Copenhagen and Bark Media during fiscal 2007. We also recently acquired a 51% interest in Anaconda. In addition, we anticipate making several additional acquisitions and investments in the future, including the acquisition of Tre Kronor. The identification of acquisition candidates is difficult and we may not correctly assess the risks related to such acquisitions and investments. In particular, our determinations and assessments of acquisition candidates involve assessments of the financial performance of the acquisition candidates and past financial performance that we observe may not be indicative of future financial performance. In addition, acquisitions could be effected on terms less satisfactory to us than expected and the newly acquired companies may not be successfully integrated into our cohesive operations or in a way that produces the synergies or other benefits we hope to achieve. We may not be able to successfully integrate new acquired businesses into our group of companies. In particular, loss of key personnel will adversely impact our ability to continue operations of these acquisition companies after we have complete their acquisition. Further, in our inability to raise capital may adversely impact on our ability to invest in these acquired businesses in order to achieve projected growth and returns on investment. If these risks materialize, the benefit that we derive from businesses that we acquire may be less than the costs to us of acquiring these businesses, with the result that our operating losses could increase.

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

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. All of our directors and officers are residents of Denmark or Switzerland and all or a substantial portion of their assets are located outside the United States. Consequently, it may be difficult for United States investors to affect service of process within the United States upon our directors and officers or to enforce, inside or outside of the United States, any judgments of United States courts predicated upon civil liabilities under the United States Securities Exchange Act of 1934, as amended. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Denmark by a Danish court if the U.S. court in which the judgment was obtained is determined by the Danish court not to have had jurisdiction in the matter. Even if the Danish court was to find jurisdiction, the judgment as a rule would not be enforceable against any director or officer in Denmark. Furthermore, an original action might not be able to be brought successfully in Denmark against any of such persons predicated solely upon such civil liabilities. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against our directors and officers.

We have identified a material weakness in our internal controls over financial reporting that, if not corrected, could result in material misstatements in our financial statements.

In connection with our assessment of the effectiveness of our internal controls over financial reporting as at December 31, 2009 and in connection with the audit of our financial statements as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2009, 2008 and December 31, 2007, our auditors and we have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

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

As a public company, we are required to document and test our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, which requires annual management assessment of the effectiveness of our internal controls over financial reporting. Our independent auditor's first report on compliance with Section 404 is expected to be in connection with the audit of our financial statements for the year ending December 31, 2010.

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

Risks Relating To Our Common Stock

Our principal shareholders will be able to exert significant control over the election of our directors and the management of our business and their interests may differ from those of our other shareholders

Our principal shareholders include our directors, Mr. Bent Helvang ,Mr. Klaus Aamann, Mr. Anders Hageskov, our chief executive officer, Svaneco Ltd, a private company controlled by Mr. Jesper Svane and Sapiens Alliance Ltd., a private company controlled by Mr. Rene Lauritsen. These shares are held both directly and indirectly through privately controlled corporations. As of April 15, 2010, these principal shareholders owned or controlled 241,671,940 shares of common stock, representing 66% of our outstanding shares of common stock. By virtue of their shareholdings, our principal shareholders will be able to elect members of our board of directors, control our management and affairs and cause or prevent corporate transactions such as mergers, consolidation or the sale of all or substantially all of our assets. The interests of our principal shareholders may differ from that of other shareholders, with the result that our principal shareholder may cause us to enter into transactions that may be not be viewed as favourable by our other shareholders.

We have not paid any dividends and there is no assurance that we will pay dividends in the future.

Payment of dividends on our common stock is within the discretion of the board of directors and will depend upon our future earnings, our capital requirements, financial condition and other relevant factors. There is no assurance that we will pay dividends in the future.

We may issue additional shares in the future and these sales will result in dilution to our existing shareholders and may reduce the market price of our shares

We will require additional financing in order to achieve our acquisition strategy and to expand our business operations. We may determine to offer additional shares in the future in order to achieve this financing. This may include additional shares that we issue pursuant to any equity financing completed by us. Any additional offering of shares will result in dilution of the proportionate interests of our existing shareholders in the Company. Further, any sales of additional shares by us or a public perception that such an offering or such sales may occur, could have an adverse effect on the market price of our shares.

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

Sales of a substantial number of shares of our common stock into the public market by our current shareholders who are eligible to sell in reliance of Rule 144 may result in significant downward pressure on the price of our common stock.

Many of our existing shareholders are presently entitled to publicly resell their shares of our common stock that they have acquired from us in resale transactions under Rule 144 of the Act. These shareholders include those shareholders who acquired their shares prior to our acquisition of Bark Corporation and the former shareholders of Bark Corporation who were issued shares of our common stock upon completion of our acquisition of Bark Corporation. These shareholders are no longer subject to any lock-up agreements. Sales of a substantial number of shares of our common stock into the public market by the selling shareholders pursuant to Rule 144 may result in significant downward pressure on the price of our common stock. Further, if we complete any additional sales of our equity securities, then resales of these securities pursuant to Rule 144 could also result in significant downward pressure on the price of our common stock. This downward pressure could result in the market price of our common stock being depressed. Further, we are planning to complete additional equity financings involving the issuance of shares of our common stock. Sales by new investors in reliance of Rule 144 may result in further downward pressure on the price of our common stock.

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

ITEM 2.              PROPERTIES

We own the premises in which our principal executive offices are located at Ostergade 17-19, 3rd Floor, 1100 Copenhagen K, Denmark. We acquired these premises in October 2007. These premises are comprised of 833 square meters (equal to approximately 8,966 square feet). These premises are professional offices in which all of our professional staff are presently located.

Up until October 31, 2009 we had a representative office in Lugano, Switzerland from which Mr. Anders Hageskov, our chief executive officer, provided his services. We reimbursed Lugano Communications for the expenses attributable to these premises pursuant to our management services agreement with Lugano Communications, as described below under “Certain Relationships and Related Transactions”.

ITEM 3.              LEGAL PROCEEDINGS

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($212,000), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, the Company paid DKK 242,500 ($52,000) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($159,363), representing the IP element of the claim. On April 28, 2009, Copenhagen City Court issued a judgment where the Company was ordered to pay DKK 865,700 ($151,000) including court costs and interests. In December 2009 the Danish Eastern High Court issued a final judgment where the Company was ordered to pay approximately DKK 900,000 ($173,407) including court costs and interests.

ITEM 4.              (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC Bulletin Board under the symbol “BKPG” on February 5, 2009. The following table sets forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the OTC Bulletin Board. The prices relating to the OTC markets reflect inter–dealer prices, without retail mark–up, markdown or commission and may not represent actual transactions.

OTC Bulletin Board

	High Closing	Low Closing Price
	Price

1st Quarter	$0.15	$0.131)

2nd Quarter	$0.16	$0.15

3rd Quarter	$0.16	$0.16

4th Quarter	$0.67	$0.16

(1) Since February 5, 2009

Holders

The number of registered holders of record of our common stock, $0.001 par value, as of April 16, 2010 was approximately 134.

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

Recent Sales of Unregistered Securities

We issued the following securities without registration under the Securities Act of 1933, as amended (the “Act”) during our fiscal year ended December 31, 2009:

  Consulting Agreements: We issued 3,000,000 shares of our common stock to a three consultants pursuant to three separate consultant agreements in consideration for services provided by the consultant. We completed the share issuance pursuant to Section 4 and Rule 506 of Regulation D of the Securities Act on the basis that each consultant is an “accredited investor”, as defined in Rule 501(a) of the Securities Act. Each investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificates issued to each consultant in accordance with Regulation D confirming that the shares cannot be resold or transferred other than pursuant registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the consultants.

  Regulation S Share Subscriptions: We completed the following sales of common stock in private placement transactions:
Date of Completion of Sale	Number of Shares Sold	Number of Investors	Aggregate Consideration Paid by Investors	Aggregate Commission Paid by Company
November 16, 2009	6,000,000	4	$372,000(1)	$36,960
November 16, 2009	16,210,000	9	$621,200.50(1)	$6,000
November 18, 2009	1,200,000	1	$60,000(2)	-
November 18, 2009	507,200	2	77,420	-
November 18, 2009	133,334	2	$20,000	-
December 24, 2009	200,000	1	$20,000	$4,000

(1)

Of the total consideration paid, approximately $526,000 (10,000,000 shares) was paid by way of settlement of outstanding debt owed by the Company to two of the investors. Further a total of $120,000 was used as consideration to Class B shareholders in Bark Advertising for their conversion of the Class B shares.

(2)	The consideration paid was paid to Class B shareholders in Bark Advertising for their conversion of the Class B shares.

All private placement offerings of shares (the “Shares”) were completed pursuant to and in accordance with Rule 903 of Regulation S of the Act. No commissions were paid in connection with the completion of these offerings. We completed the offerings of the Shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the Shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the Shares. Each investor represented to us that the investor was not a “U.S. person”, as defined in Regulation S, and was not acquiring the Shares for the account or benefit of a U.S. person. The subscription agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the subscription agreement for the Shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the Shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Subsequent to our fiscal year ended December 31, 2009, we have completed the following issuances of securities without registration under the Act:

  Anaconda: We completed the issuance of 14,000,000 shares of our common stock which is based on a share price established via a fair value report at $0.1488 per share in connection with our acquisition of a 51% interest in Anaconda that was completed with economic effect on March 31, 2010. We relied on Section 4(2) of the Act in completing the issuance of these shares based on the fact that Bark Holding is controlled by two of our shareholders who each own more than 10% of our outstanding shares. All certificates representing the shares were endorsed with restrictive legends under the Act.

  Regulation S Share Subscriptions: We have completed the following sales of common stock in private placement transactions:

Date of Completion of Sale	Number of Shares Sold	Number of Investors	Aggregate Consideration Paid by Investors	Aggregate Commission Paid by Company
January 6, 2010	386,847	1	$48,356	-
January 15, 2010	400,000	1	$60,000	-
February 15, 2010	1,616,660	20	$242,499	$170,074
February 15, 2010	40,000	1	$5,000	-
  All private placement offerings of shares (the “Shares”) were completed pursuant to and in accordance with Rule 903 of Regulation S of the Act. No commissions were paid in connection with the completion of these offerings. We completed the offerings of the Shares pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the Shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the Shares. Each investor represented to us that the investor was not a “U.S. person”, as defined in Regulation S, and was not acquiring the Shares for the account or benefit of a U.S. person. The subscription agreement executed between us and each investor included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. Each investor agreed by execution of the subscription agreement for the Shares: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All certificates representing the Shares were or upon issuance will be endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  Convertible Loans: We obtained two additional short term loans of DKK 2,000,000 ($362,109 as of March 31, 2010 on February 4 and March 4, 2010 in order to fund working capital until additional capital has been raised. (See Note 10). The loans were advanced by private investors. The loans are due for repayment on April 30 and June 30, 2010 respectively together with accrued interest of DKK 200,000 ($37,970). However, the loans may be converted into shares of common stock and share purchase warrants at a conversion price of $0.16 per unit. Conversion will be contingent upon delivery of subscription agreements for the shares issuable which will include agreements regarding issuance of the stock in reliance of Rule 903 of Regulation S of the Act.

  Secured Convertible Notes: Bark Group has issued the following 8% secured convertible notes (the “Notes”):
o	$80,000 on March 8, 2010 (the “March 8 Notes”),

o	$40,000 on March 30, 2010 (the “March 30 Notes”).

  The Notes bear interest at the rate of 8% per annum. The March 8 Notes mature on December 9, 2010 and the March 30 Notes mature on December 31, 2010. The Notes are convertible into shares of common stock of the Company at a conversion price equal to the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. The Notes also provide for adjustment to the Conversion price in the event of certain dilutive issuances and in the event of specified corporate transactions. The Company paid a fee of $3,500 in connection with the sale of the March 8 Notes and $3,000 in connection with the sale of the March 30 Notes. The Notes were issued in reliance of Rule 506 of Regulation D based on the representation of the investor that it is an "accredited investor" under Rule 501(a) of the Securities Act of 1933, as amended (the “1933 Act”). The Notes were endorsed with a legend confirming that they have been issued pursuant to an exemption from the registration requirements of the 1933 Act and may not be transferred in the absence of a registration statement under the 1933 Act or an exemption from the registration requirements of the 1933 Act.

  Convertible Note Issued March 19, 2010: On March 19, 2010, we issued a convertible promissory note to a European investor in the principal amount of $250,000. The principal amount under the promissory note will not bear interest and will be payable on the date which is twelve months from the date of the promissory note, being March 11, 2011. The promissory note is immediately convertible shares of the Company’s common stock at a conversion price equal to 85% of the market price of the Company’s common stock at the time of conversion. Market price is calculated as the average of the three lowest trading prices during the ten trading day period ending one trading day prior to delivery of notice of conversion. Trading price means the closing bid price on the OTC BB. The promissory note has been issued with a legend confirming that the promissory note and the common shares issuable upon conversion have not been registered under the Act and cannot be transferred or sold in the absence of a registration statement under the Act or a further exemption from registration. The holder will be limited to convert no more than 2.99% of the issued and outstanding common stock of the Company at time of conversion at any one time. The promissory note may not be prepared by the Company. The promissory notes were issued pursuant to Rule 903 of Regulation S of the Act.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009 and the date of this annual report, we had not adopted any equity compensation plans and, as at December 31, 2009, did not have any equity compensation plans outstanding. We anticipate adopting an equity compensation plan during the 2010 fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

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

Amounts presented below in Danish Crowns (DKK) have been converted into U.S. Dollars as at December 31, 2009 or as at December 31, 2008, as reflected in the audited financial statements for Bark Group, unless otherwise specified.

Overview and Presentation of Financial Information

We were incorporated as “Exwal Inc.” on July 5, 2005. We acquired Bark Corporation on February 29, 2008 in a transaction whereby we issued 259,290,960 shares of our common stock to the shareholders of Bark Corporation for all of the outstanding share capital of Bark Corporation. We were a shell company with minimal assets and operations prior to the completion of this acquisition. We completed the change of our corporate name to “Bark Group Inc.” as a condition to the completion of closing of the acquisition. Our original sole executive officer and director was replaced by the management team of Bark Corporation concurrent with the closing of this acquisition.

Bark Corporation completed the reverse merger with us as part of its strategy to seek trading on its shares on the OTC Bulletin Board and to pursue equity financing as a publicly traded U.S. corporation. The principal shareholders of Bark Corporation were of the view that U.S. investors would be more willing to invest in the business of Bark Corporation through a publicly traded U.S. corporation versus a privately held Danish corporation. This is based in part on management’s historical experience that investors in the United States have a better understanding of the marketing and advertising industry and Bark Corporation’s strategy within this industry than investors in other markets. Further, management of Bark Corporation was of the view that shares in a publicly traded U.S. corporation would be more attractive as acquisition consideration in the event that we attempt to acquire a new business through the issuance of new shares of our common stock. This was a particular consideration in view of the fact that management’s long term plans include expansion into the U.S. market, although no such expansion is anticipated during 2010. There is no assurance that our becoming a publicly traded U.S. corporation will either enable us to secure additional financing, that we will enter into acquisition agreements where we issue shares of our common stock as consideration for the acquisition or that we will eventually enter the U.S. market. We believe that any acquisitions within the current fiscal year or in fiscal 2011 will be acquisitions of businesses based in Europe. We do not have any plans to complete any acquisition of any U.S. based company within the current fiscal year or during fiscal 2011.

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

Bark Corporation

Bark Corporation, incorporated on October 9, 2006, is a holding company that conducts its operations through its 90.95% owned subsidiary Bark Advertising, that was incorporated on October 12, 2006 and the wholly owned subsidiary Bark Property that was incorporated on September 28, 2007. On May 14, 2007 Bark Advertising purchased 100% of the capital stock of Bark Copenhagen, formerly known as Living Brands A/S, and 100% of the capital stock of Bark Media, formerly known as Radar 360 ApS.

Bark Copenhagen

Bark Corporation, through its subsidiary Bark Advertising, completed the acquisition of Bark Copenhagen on May 14, 2007 for a purchase price of DKK 12,000,000 (equivalent to $2,191,300) which was paid by (i) the cash payment of DKK 3,594,000 (equivalent to $656,300), and (ii) the issue of 651 Class B shares of Bark Advertising to the shareholders of Bark Copenhagen with a value of DKK 8,406,000 (equivalent to $1,535,000). These shares are included as a minority interest in our consolidated balance sheet as at December 31, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates are required in accounting for valuation of acquired assets including goodwill, useful life of assets, bad debts, revenue recognition, and income taxes. Actual results could differ from those estimates.

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

  Certain fees (such as for marketing services related to rebates offered by clients to their external customers) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis if any of the criteria of FASB ASC 605-10-S99, formerly Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance.

Incentive-based revenue typically comprises quantitative criteria. Revenue is recognized when the quantitative targets have been achieved. In 2009, such incentive-based revenue has been nil.

In compliance with FASB ASC 605-45 Principal Agent Considerations, formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. For a substantial portion of our client contracts we act as principal as we are the primary obligor and bear credit risk related to the services we provide. In these contracts we record revenues and costs of revenues gross. In certain contracts we record a net amount principally on those contracts where we earn a commission.

Business Combinations

We account for our business combination transactions utilizing the aquisition method of accounting. Under the aquisition method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions. Finite-lived identifiable intangible assets are amortized over its expected life on a straight-line basis, as this basis approximates the expected cash flows from the Company’s existing definite-lived identifiable intangible assets over the expected future.

Goodwill is accounted for under FASB ASC 350 Under the provisions of this statement, our goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We elected to conduct our impairment tests in March. Since inception, we have operated in one reporting unit. This unit is tested for impairment by comparing the implied fair value of the reporting unit with the carrying value of that unit. Implied fair value is determined based on a valuation study performed by us using the discounted cash flow method and the estimated market values of the reporting units. No impairment of goodwill was recognized during the year ended December 31, 2009.

We recorded goodwill in 2007 in connection with our acquisition of each of Bark Copenhagen and Bark Media, as discussed above.

Strategic Plan for 2010

Our strategy moving forward is to pursue the acquisition of additional businesses in our industry with the objective of increasing the size of our business, with the overall objective of increasing our revenue and profits, subject to our raising additional financing. We intend to finance these acquisitions with the proceeds from the issuance of additional equity or debt. We plan to pursue further equity financing in 2010, but we can provide no assurance as to whether we will be successful in such efforts.

Results of Operations

	Year ended
	December 31, 2009 (in thousands USD, except per share amounts)	December 31, 2008 (in thousands USD, except per share amounts)
Net revenue	3,867	8,683
Cost of revenues	(3,204)	(6,441)
Gross Profit	663	2,242
Selling, general and administrative expenses	(2,904)	(3,423)
Depreciation and amortization	(179)	(209)
Listing expenses	(3)	(1,512)
Income (loss) from operations	(2,423)	(2,902)
Other income	188	-
Interest income	-	16
Gain on extinguishment of debt	182	-
Interest expense	(595)	(448)
Benefit (provision) for income taxes	-	32
Loss (income) allocated to minority interest holders	79	105
Net loss	(2,569)	(3,197)
FASB ASC 810– excess of redemption amount	-	(51)
Loss available to common shareholders	(2,569)	(3,248)
Loss per share, basic and diluted (1)	$ (0.01)	$ (0.01)

(1)	In accordance with FASB ASC 260, basic and diluted loss per share has been calculated based on the loss available to common shareholders.

Revenues

We derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

  fees for advertising services,

  commissions on media placements,

  incentive based revenue, or

  a combination of all of the above

The majority of our revenues are attributable to revenues earned on a fee for services basis for the advertising and marketing services that we provide. The next key component of our revenues are commissions that we earn from the placement of media through media outlets. We presently earn commissions from media placements from approximately five customers. See “Critical Accounting Policies – Revenue Recognition” above. We also earn commissions for our handling of production of campaign elements being i.e. production of TV spots or printed materials

Our revenues decreased during fiscal 2009 to $3,867,000 from $8,683,000 in 2008. The decreased revenues were caused by the loss of our biggest client S. Trading (Totempo) which represented 29% of revenues in 2008. The reason for the loss of S Trading as a client was its lack of financing, due to the crisis in the financial markets and subsequent economic down turn. This led to S. Trading’s closure in February, 2009. During 2009 and in the first quarter of 2010 we have gained five significant customers which we believe will help us to compensate for the loss of S Trading. The revenues from these new customers for the year ended December 31, 2009 were not sufficient to offset the loss of revenues for the year ended December 31, 2008 from our former largest customer S. Trading (Totempo) in the fourth quarter of 2008. We anticipate further revenues from these new customers from recurring projects based on discussions with these new clients and proposed marketing budgets, however we do not have long term contracts with these new customers and there is no assurance that client indications of future projects will materialize into revenues. Accordingly, there is no assurance that this growth in our customer base will continue or, if it continues, that it will offset the loss of revenues attributable to the loss of S. Trading (Totempo) in the fourth quarter of 2008.

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

Our cost of revenues decreased in fiscal 2009 to $3,204,000 or 83% of our total revenues, compared to cost of revenues in fiscal 2008 of $6,441,000 or 74.2% of our total revenues. The decrease in cost of revenues reflected the decrease in revenues, as well as decreased salaries paid to professional staff. Our number of employees decreased, on an average basis, from 25 in 2008 to 22 in 2009. Our external cost of revenues will increase or decrease proportionally with revenues from production of TV commercials and catalogue productions. Cost of revenues may increase in fiscal 2010 if we determine to hire new employees in the event that if our overall client work increases.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include the following expenses:

  salaries for administrative staff and administrative functions, which in fiscal 2009 equaled approximately 33% of total selling, general and administrative expenses and 36% in fiscal 2008,

  fees to our chief executive officer and our chairman which are not included in salaries, which in fiscal 2009 and 2008 equaled approximately 12% and 17%, respectively, of total selling, general and administrative expenses, a portion of stock based compensation relating to stock issued to 2 employees on September 30, 2007 with a vesting period of 37 months equaled $239,000 in fiscal 2009 and $256,000 in fiscal 2008,

  office rental and associated office costs,

  professional expenses, including lawyers, auditors and other consultancy costs (excluding expenses classified as listing expenses),

  client marketing, travel and entertainment expenses,

  allowance for doubtful accounts, and

  information technology costs.

Our selling, general and administrative expenses in fiscal 2009 decreased to $2,904,000, compared to $3,423,000 for fiscal 2008. These decreased expenses reflect that salaries went down due to a reduction of staff and a general cut of 10% in salaries for all employees effective as from January 1, 2009. Further, for the latter half of fiscal 2009 salaries to leading staff members were cut with another 15%.

Depreciation and Amortization

Depreciation includes depreciation on building, plant, equipment and amortization of customer relationships.

Depreciation and amortization was $179,000 in fiscal 2009, compared to $209,000 in fiscal 2008. Depreciation and amortization in fiscal 2009 was principally attributable to amortization of customer relationships, with the balance associated with depreciation of building, plant and equipment.

Listing Expenses

Listing expenses include expenses attributable to the filing of a registration statement with the SEC. For fiscal 2008 these expenses included amounts that we paid to legal and accounting professional advisers and to DeBondo Capital in connection with efforts to achieve trading of our common stock on a public market in the United States audit and related expenses attributable to the filing of a registration statement with the SEC. Listing expenses were minimal in fiscal 2009.

Listing expenses were $3,000 in fiscal 2009 as compared to $1,512,000 in fiscal 2008. Expenses during 2008 reflected the fact that we finalized the audit of our financial statements for the year ended December 31, 2007 and filed our initial registration statement and amendments with the SEC in 2008.

Interest Expense

Interest expense includes interest that we pay on our loans from Danske Bank and Realkredit Danmark. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expense increased to $595,000 in fiscal 2009, compared to $448,000 in fiscal 2008 Our increased interest expense is primarily attributable to (i) loans that we obtained in 2009 to fund our ongoing operations and (ii) capital leases to acquire office equipment.

Loss before income taxes and minority interest

Our loss, before income taxes and minority interest, was $2,648,000 for fiscal 2009, compared to a net loss of $3,334,000 for fiscal 2008. Our decreased losses, compared to fiscal 2008, reflected (i) decreased salary expenses and (ii) reductions to listing expenses in 2009 and 2008, partly set off by (iii) reduced revenues.

Income taxes

Our effective tax rate was a benefit of 0.0% for fiscal 2009, as compared to a cost of 0.9% for fiscal 2008. The difference between the effective rate for the year ended December 30, 2009 as compared to the year ended December 31, 2008 resulted from a reduced net loss and the reversal of the tax asset from 2008.

In fiscal 2009 and fiscal 2008 we recorded a deferred tax asset of $568,000 and $766,000 respectively. However a full valuation allowance for fiscal years 2009 and 2008 was created in 2008 to reduce our net deferred tax assets to nil as of December 31, 2009 and 2008 due to the uncertainty as to whether we will generate sufficient taxable income to realize the assets.

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

Loss allocated to non-controlling interests

Loss allocated to non-controlling interests decreased to $79,000 for fiscal 2009 as compared to income allocated to minority interest holders of $105,000 for fiscal 2008. The loss and income allocated to minority interest is attributable to our owning 90.95% of subsidiary, Bark Advertising, with minority shareholders owning the balance of Bark Advertising.

Loss Available to Common Shareholders

Our loss available to common shareholders was $2,569,000 for fiscal 2009, compared to a loss of $3,248,000 for fiscal 2008.

Liquidity and Capital Resources

Cash and Working Capital

Our cash declined to $5,000 as at December 31, 2009 while our working capital deficit increased to $5,809,000 as at December 31, 2009, compared to cash of $86,000 and a working capital deficit of $4,135,000 as at December 31, 2008. The increase to our working capital deficit is due to our loss in fiscal 2009.

Cash Requirements

We are presently experiencing negative cash flows from our operating activities and we have a working capital deficit. Additionally, as of December 31, 2009, we reported a shareholders’ deficit which resulted primarily from operating losses incurred in 2009, 2008 and 2007. Our working capital deficit was $5,809,000 as of December 31, 2009.

We project that we will not achieve positive cash flow from operations during fiscal 2010. We estimate that we will require approximately $6,200,000 over the next twelve months in order to sustain our current obligations to continue to pay our outstanding obligations as they become due and to pay costs that have been incurred in relation to the listing. This amount does not include any funds necessary for us to expand our business. Accordingly, we will require additional financing in order to pursue the expansion of its business, either through growth or acquisitions. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are achieved or if we incur higher than anticipated costs in connection with our acquisition and integration of Tre Kronor and Anaconda.

Our sources of additional cash, in addition to cash from operations and out operating line of credits, include our loan commitment of DKK 4,000,000 ($757,000) from Bark Holding. Bark Holding is a company registered in British Virgin Islands and is controlled by two of our major shareholders. We plan to use our loan from Bark Holding to finance our operations over the next twelve months. However, we will require additional financing beyond this loan in order to conduct our business in accordance with our plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances has been made on this loan commitment as of April 15, 2010. We plan to conduct an equity financing of our securities, as outlined below, in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If we are not successful in obtaining additional financing, we will reconsider our acquisition strategy and will further reconsider whether our status as a public company is beneficial from a cost benefit perspective. Any decisions made in this regard, may impact our ability to expand our business.

We also entered into the engagement agreement with an investment bank with the objective of securing additional financing, but we do not have any commitment from the investment bank to complete any financing. There is no assurance that we will raise any additional financing from either this investment bank or any other investors. We believe that the current volatility in the financial markets will make it more difficult for us to complete an equity financing, either through the investment bank or through any other party. Our prior agreement with PacificWave Partners Limited terminated on June 30, 2009. We also plan to pursue alternate financing beyond the arrangement with this investment bank, which may be either debt or equity financing. We do not have any commitments for any such financing in place. If we are not successful in raising additional financing, then we may not be able to expand our business as anticipated. If we are successful in raising additional financing, then we will adjust our expansion plans based on the amount of funds available to us. We may also determine to use a portion of the proceeds to repay outstanding debt.

Bank Indebtedness

Bark Corporation borrowed DKK 9,000,000 (equivalent to $1,773,400 as at December 31, 2007) pursuant to a credit facility with Danske Bank in May 2007 in order to enable Bark Corporation to complete the acquisition of Bark Copenhagen and Bark Media. Total credit line on this loan was DKK 7,000,000 ($1,348,722) as of December 31, 2009. The maturity date of this loan has been extended to May 15, 2010. Current interest rate of this loan is 13.75% . At December 31, 2009 and December 31, 2008, the outstanding balance of line of credit was $1,420,886and $1,353,000, respectively, including accrued interest on the outstanding balance of line of credit

On March 7, 2008, two new bank loans totaling DKK 7,000,000 ($1,324,500) were entered into. The two new loans are to be repaid in quarterly installments over 15 years. These loans are secured against a second priority mortgage against our Copenhagen office property. The interest rate is fixed quarterly as "Danske Bor" plus a margin of 3.00% . At December 31, 2009 and December 31, 2008, the outstanding balance of these loans aggregating $1,097,469 and $1,087,000, respectively

Bark Property obtained a DKK 14,900,000 ($2,819,300) loan from Realkredit Danmark (a credit institution) on May 16, 2008, bearing variable interest (4.47% at December 31, 2009). The loan expires in 2037. Interest only is payable on the loan during the first 10 years and then the loan amortizes over the last 20 years. . Interest is payable on the last working day of each quarter. This loan is secured by a mortgage against our Copenhagen office property as a first priority mortgage.

On November 21, 2008 Bark Corporation obtained a loan of DKK 1,611,000 ($304,800) from Realkredit Danmark bearing a variable interest rate (5.77% at December 31, 2009). The loan expires in 2037. Interest only is payable on the loan during the first 10 years and then is amortized over the last 20 years. At December 31, 2009 and December 31, 2008, the outstanding balances of the loans aggregating approximately $3,181,442 and $3,124,000, respectively

Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 3,000,000 ($578,024). As at December 31, 2009 and December 31, 2008, the amount outstanding under this line of credit facility was approximately $555,000 and $123,000, respectively. $169,000 of the $555,000 is to be repaid to the bank by May 10, 2010. The rate of interest payable under the line of credit facility is presently 7.35% per annum.

The Company obtained during 2009 three short term loans of DKK 2,375,000 ($467,161) as of September 30, 2009. The loans were advanced in April (DKK 2,125,000) and September (DKK 250,000) in order to bridge finance until capital has been raised. The loans were advanced by private non-related party investors. In October 2009 the Company agreed to convert two of the loans (DKK 2,125,000) into 10,000,000 shares of common stock at an average rate of $0.053. The Company recorded a gain on extinguishment of one loan whereby, the fair value of the note extinguished was in excess of value of common stock received by the lender, totaling $102,000.. The third loan has an outstanding balance of DKK 320,000 ($61,431) including accrued interest of $13,489 at December 31, 2009. Subsequent to December 31, 2009 the loan was converted into shares of the Company’s common stock.

Bark Holding Loan

During 2008 the Company received a loan from Bark Holding. The balance of the loan was $222,400 at December 31, 2008 and $217,236 at December 31, 2009.The interest rate is fixed at 7%. Interest for 2009 and 2008 was $14,702 and $11,377, respectively. The balance of this loan, including accrued interest, has been included in advances from related parties. Certain stockholders of Bark Group own 100% of the outstanding shares of Bark Holding. This loan has been forgiven subsequent to December 31, 2009

In addition, On June 11, 2008 Bark Holding committed to issue a bridge loan up to DKK 3,000,000 ($567,700). This loan, as well as interest at 7% is due when Bark Group Inc.'s cash flow is positive for more that 4 consecutive weeks or when sources of financing are in place. On September 16, 2008 Bark Holding increased the loan commitment to DKK 4,000,000 ($56,900) on identical terms. This loan has not been advanced as of April 5, 2010

Summary of Outstanding Debt and Obligations

The following table summarizes our outstanding debt and obligations under capital leases as of December 31, 2009:

Loan reference	Maturity Date	Value at December 31, 2009 USD 000’s
Current bank credit line	May 2010	555
Bank credit line	May 2010	1,421
Promissory Notes	January 2009	35
Credit Institution	2018 – 2037	3,181
Bank loan	2010 – 2023	1,097
Leasing contracts	2010 – 2012	216
Private investor	2010	62
Total		6,567
Less: Current Portion		2,312
Long-term portion of debt and capital leases		$ 4,255

The following table summarizes our future principal payments under debt obligations excluding capital lease obligations as of December 31, 2009 (in 000’s):

Fiscal year ending December 31	USD 000’s
2010	2,189
2011	62
2012	65
2013	68
2014	71
Thereafter	3,896
Total	6,351
Less: Current portion of debt	2,189
Long-term debt	$ 4,162

The following is a schedule of future minimum payments required under our capital leases as of December 31, 2009:

	Principal	Interest	Total
Fiscal year ending December 31		$000’s
2010	$123	$23	$146
2011	80	15	95
2012	13	3	16
Total minimum lease payments	$216	$41	$257

Going Concern

Our consolidated financial statements for the year ended December 31, 2009 have been prepared assuming that we will continue as a going concern. We currently have and had as at both December 31, 2009 and December 31, 2008 negative working capital and limited financial resources available to pay ongoing financial obligations as they became due. Further, at December 31, 2009, we had a shareholder’s deficit of $2,971,000 which resulted primarily from operating losses incurred in 2007, 2008 and 2009. These conditions raise substantial doubt about our ability to continue as a going concern.

We project that we will not achieve positive cash flow from operations during fiscal 2010. We estimate that we will require approximately $6,200,000 over the next twelve months in order to sustain our current obligations to continue to pay our outstanding obligations as they become due and to pay costs that have been incurred in relation to the listing. This amount does not include any funds necessary for us to expand our business. Accordingly, we will require additional financing in order to pursue the expansion of our business, either through growth or acquisitions. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are achieved or if we incur higher than anticipated costs in connection with our acquisition and integration of Tre Kronor and Anaconda.

Our current source of funding, in addition to cash from operations and our operating line of credits, is our loan commitment of DKK 4,000,000 ($757,000) from Bark Holding, a related party.

We plan to use both (i) our operating line of credit, and (ii) the loan from Bark Holding to finance our operations over the next twelve months. However, we will require additional financing beyond this in order to conduct our business in accordance with our plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. We plan to conduct an equity financing of its securities in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If we are not successful in raising this additional financing, then we will attempt to reduce our operating expenses significantly such that we would within a six month period be able to generate cash from operating activities. In the event that we fail to achieve additional financing, we will reconsider our acquisition strategy, and will further reconsider whether our status as a public company is beneficial, from a cost benefit perspective. The reduction in costs related to business development activities may impact on our ability to expand our business. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As a result of the above, we believe that a substantial doubt about our ability to continue as a going concern remained as at December 31, 2009, as reflected in the notes to our consolidated financial statements for the year ended December 31, 2009. Our consolidated financial statements for the year ended December 31, 2009 do not include any adjustment that might result from the outcome of this uncertainty.

Analysis of Impairment

We acquired our operating business, which is our sole goodwill reporting unit, in May 2007. We accounted for our acquisition of this business using the purchase method of accounting, which resulted in the recognition of approximately $3,200,000 of goodwill. In accordance with applicable standards specified in the Accounting Standards Codification, we test goodwill at the reporting unit's level for possible impairment at least once annually and in between annual testing dates if events or changes in circumstances indicate that the carrying value of our goodwill might not be recoverable. We have designated December 31 as our as the formal date of our annual goodwill impairment test.

In conjunction with our 2009 audit, we performed our annual impairment testing during March 2010. In this analysis, we determined that the current carrying value of our goodwill reporting unit amounted to approximately $544,000. We excluded approximately $1,753,000 of book value attributable to our land and building net of related debt which is recorded on the books of Bark Property ApS under the premise that the business underlying our reporting unit would theoretically be sold without the aforementioned real estate.

We computed the enterprise value of our goodwill reporting unit using a discounted cash model. In our discounted cash flow analysis, we prepared a three year forecast of our expected earnings to derive an explicit stream of expected free cash flows through December 31, 2012. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of advertising services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. We computed the present value of our explicit year cash flows using discount rates ranging from approximately 14% to 24% with various target financing structures during the course of computing our weighted average cost of capital (“WACC”). We specifically considered a range of assumptions for both equity and debt financings; such as risk free interest rate, market risk premium, small cap premium, company specific premium and sensitivity premium. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 1.5% per annum thereafter. The range of enterprise values we derived using the above noted discount rates amounted to $1,800,000 and $600,000, which exceeds the carrying value of our reporting unit by $1,256,000 and $56,000, respectively.

As another valuation measurement we computed the enterprise value of our Company utilizing the lowest closing trading price of our common stock for the period of October 1, 2009 through April 15, 2010, which was $.02 per share. The closing price of our common stock, which is thinly traded and therefore subject to significant price fluctuations, was $.04 per share on December 31, 2009. The enterprise value of our Company using the lowest share price available over the range of dates described above, less the approximately fair value of our real property holdings amounted to $5,274,000.

Bark Advertising Class B Shares

We recognize a minority interest for the ownership interest of the minority shareholders of Bark Advertising who own 90.95 % of Bark Advertising through their Class B shares of Bark Advertising.

As part of the acquisition of Bark Copenhagen in May 2007, Bark Advertising issued 651 Class B shares at a price of DKK 12,912 ($2,373) per share. Furthermore, two senior employees were issued 50 Class B shares at a price of DKK 12,000 ($2,206) per share. In November 2007, Bark Advertising issued 25 Class B shares to one senior employee at a price per share of DKK 12,000 ($2,206). All Class B shares have the same rights and preferences. During the year ended December 31, 2008 two Class B shareholders holding 131 shares qualified for redemption at a value of DKK 1,653,000 ($312,800) and they have been redeemed in January 2009 (see below). The shares in Bark Advertising have been included as a component of minority interest at a value of DKK 7,653,000 ($1,448,000 as at December 31, 2008) and DKK 9,306,000 ($1,834,000 as at December 31, 2007). In addition, the amounts have been adjusted during the year ended December 31, 2008 and for the year ended December 31, 2007 for income/ loss allocated to minority interest holders in order to value the minority interest at the higher of the (1) redemption value, and (2) the amount that would result from applying consolidation accounting under FASB ASC 810. The Class B shareholders are entitled to receive 20% of Bark Advertising’s profits after tax and elimination of internal management fee and interest expenses for the years ended 2007, 2008 and 2009. This bonus is allocated between the Class B shareholders on a pro rata basis. Bonus payments to Class B shareholders are made in their capacity as employees, and are consequently allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations.

In January 2009, two Class B share holders representing 131 shares were redeemed. The redeemable amount as of December 31, 2009 was DKK 994,356 ($191,587) and as of December 31, 2008 DKK 1,653,000 ($312,800) The redeemed amount will be paid in 4 quarterly installments during 2010, including interest at a variable rate (currently 5%) which will be accrued and paid on December 31, 2010. Accrued interest $12,148 as of December 31, 2009 is classified as accrued liabilities

In November 2009 three Class B shareholders representing 75 shares were redeemed. The redeemable amount of DKK 900,000 ($180,000) was converted to a total of 2,000,000 shares of common stock in Bark Group Inc.

Cash Used In Operating Activities

We used cash of $1,160,000 in fiscal 2009, compared to cash used in operating activities of $1,359,000 in fiscal 2008. The decrease in cash used in operating activities primarily reflects our decreased loss during fiscal 2009, and increased work in progress including billings in excess of costs and estimated earnings in fiscal 2009, offset by decreased receivables.

Cash From/Used in Investing Activities

In fiscal 2009 we used cash of $12,000 in investing activities compared to a generation of cash of $493,000 in fiscal 2008, primarily due to the release of $597,000 of restricted cash in the first quarter of fiscal 2008 when we reduced our line of credit with Danske Bank, as offset by purchases of equipment resulting from the expansion of our operations.

Cash from Financing Activities

We generated cash of $1,165,000 from financing activities during fiscal 2009 as compared to $212,000 during fiscal 2008. The increase in cash generated from financing activities represented proceeds from issuance of shares of common stock of $475,000, proceeds from debt of $1,104,000, proceeds from common stock payable of $77,000, proceeds from borrowings from related parties of $167,000, offset by repayments to redeemed shareholders of $135,000 repayments of capital leases of $149,000, repayment of debt of $53,000 and repayment of borrowing from related party of $321,000.

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

Legal Proceedings

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($212,000), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, the Company paid DKK 242,500 ($52,000) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($159,363), representing the IP element of the claim. On April 28, 2009, Copenhagen City Court issued a judgment where the Company was ordered to pay DKK 865,700 ($151,000) including court costs and interests. In December 2009 the Danish Eastern High Court issued a final judgment where the Company was ordered to pay approximately DKK 900,000 ($173,407) including court costs and interests.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued new accounting guidance under ASC Topic 820 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company adopted this standard on January 1, 2008 for its financial assets and financial liabilities. The Company adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued new accounting guidance under ASC Topic 805 on Business Combinations, which establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non controlling interests, contingent consideration, and certain acquired contingencies. It also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The guidance would have an impact on accounting for businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on Consolidation, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). It also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption, companies will be required to report non-controlling interests as a separate component of stockholders’ equity. Companies will also be required to present net income allocable to non-controlling interests and net income attributable to stockholders separately in their statements of income. Currently, minority interests are reported as a liability or temporary equity in balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net income (loss). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the guidance shall be applied prospectively. This standard became effective on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, which amends and expands existing disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on Intangibles, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The guidance also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. Adoption of this guidance will impact acquisitions completed by the Company on or after January 1, 2009.

In April 2009, the FASB issued new guidance under ASC Topic 820 on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009.

In August 2009, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures, on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products and services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of deliverables, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. This guidance was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2009 and the related notes to the financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

INDEX

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3 - F-4

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statement of Stockholders’ Deficiency and Consolidated Statement of Other Comprehensive Loss for the Years Ended December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows for the Year Ended December 31, 2009 and 2008	F-7 - F-8

Notes to the Consolidated Financial Statements	F-9 - 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Bark Group Inc.

We have audited the accompanying consolidated balance sheets of Bark Group Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bark Group Inc. and Subsidiaries, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with the United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2009, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, New York
April 16, 2010

Bark Group Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands of USD)

	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$5	$86
Accounts receivable, net	526	243
Costs and estimated earnings in excess of billings on projects in progress in excess of interim billings	743	352
Value added tax refund receivable	-	156
Prepaid expenses and other current assets	34	97

Total current assets	1,308	934

Property, plant and equipment, net	5,026	5,011
Goodwill	3,289	3,230
Other intangible assets, net	22	63
Deferred financing costs, net of accumulated amortization of $3,000 and $3,000, respectively	57	57

Total assets	$9,702	$9,295

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(In thousands of USD)

	December 31,
Liabilities	2009	2008
Current liabilities:
Accounts payable	$1,736	$1,809
Accrued liabilities	1,758	790
Billings in excess of costs and estimated earnings on projects in progress	720	80
Current portion of long-term debt	2,189	1,567
Current portion of obligations under capital leases	123	124
Current portion of debt due to former employees/preferred stockholders	192	156
Advances from related parties	399	543

Total current liabilities	7,117	5,069

Long-term debt , net of current portion	4,162	4,155
Obligations under capital leases, net of current portion	93	184
Debt due to former employees/preferred stockholders, net of current portion	-	157

Total liabilities	11,372	9,565

Non-Controlling interests	1,301	1,448

Commitments and contingencies

Stockholders’ Deficiency
Stockholders' deficiency:
Preferred stock $0.001 per share par value; 100,000,000 authorized; 0 issued and outstanding.	-	-
Common stock $0.001 per share par value; 2,000,000,000 shares authorized, 351,364,254 and 324,113,720 shares issued and outstanding at December 31, 2009 and 2008, respectively	351	324
Additional paid-in capital	2,919	1,536
Accumulated deficit	(6,181)	(3,612)
Accumulated other comprehensive income (loss)	(60)	34

Total Stockholders’ deficiency	(2,971)	(1,718)

Totals liabilities and stockholders’ deficiency	$9,702	$9,295

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands of USD, except for per share amounts)

	For the Years Ended December 31,
	2009	2008
Net revenues	$3,867	$8,683
Cost of revenues	3,204	6,441

Gross Profit	663	2,242

Selling, general and administrative expenses	(2,904)	(3,423)
Depreciation and amortization	(179)	(209)
Listing expenses	(3)	(1,512)

Loss from operations	(2,423)	(2,902)

Other income (expense), net:
Other income	188	-
Interest income	-	16
Gain on extinguishment of debt	182	-
Interest expense	(595)	(448)

Total other expense, net	(225)	(432)

Loss before income taxes and non-controlling interest	(2,648)	(3,334)

Benefit for income taxes	-	32
Net loss attributable to non-controlling interest	79	105

Net loss	(2,569)	(3,197)

FASB ASC 810 adjustment - excess of redemption amount over ARB 51 adjustment	-	(51)

Loss available to common stockholders	$(2,569)	$(3,248)

Loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted-average shares used to calculate net loss per common share:
Basic and diluted	320,258,081	305,531,220

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
For the years ended December 31, 2008 and 2009
(In thousands of USD)

	Preferred	Preferred		Common	Additional		Accumulated
	Stock	Stock	Common	Stock	paid-in	Accumulated	Comprehensive
	Shares	Amount	Stock Shares	Amount	capital	deficit	income	Total
Balance at January 1, 2008	-	$-	259,290,960	$259	$1,396	$(415)	$123	$1,363
Reverse acquisition recapitalization	-	-	64,822,760	65	(65)	-	-
Stock-based compensation	-	-	-	-	256	-	-	256
FASB ASC 810 adjustment - excess
of redemption amount over ARB 51 amount	-	-	-	-	\ (51)	-	-	(51)
Comprehensive loss:
Net loss for the period	-	-	-	-	-	(3,197)	-	(3,197)
Currency translation adjustment	-	-	-	-	-	-	(89)	(89)
Comprehensive loss	-	-	-	-	-	-	-	(3,286)
Balance at December 31, 2008	-	-	324,113,720	324	1,536	(3,612)	34	(1,718)
FASB ASC 810 adjustment - excess of redemption amount over ARB 51 amount	-	-	-	-	(101)	-	-	(101)
Issuance of common stock in settlemet of notes payable	-	-	10,000,000	10	414	-	-	424
Net proceeds from issuances of common stock	-	-	12,250,534	12	463	-	-	475
Stock-based compensation	-	-	-	-	239	-		239
Issuance of common stock for consulting services	-	-	3,000,000	3	277	-	-	280
Issuance of common stock in exchange of B class redeemable preferred shares of non-controlling interest	-	-	2,000,000	2	91	-	-	93
Comprehensive loss:
Net loss for the period	-	-	-	-	-	(2,569)	-	(2,569)
Foreign currency translation adjustment	-	-	-	-	-	-	(94)
Comprehensive loss	-	-	-	-	-	-	-	(2,663)
Balance at December 31, 2009	-	$-	351,364,254	$351	$2,919	$(6,181)	$(60)	$(2,971)

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of USD)

	For the Year	For the Year
	ended	ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,569)	$(3,197)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	138	120
Amortization of customer relationships	41	89
Provision (credit) for doubtful accounts	(219)	251
Stock-based compensation	519	256
Deferred income tax benefit	-	(32)
Non-Controlling interest	(79)	(105)
Gain from extinguishment	(182)	-
Changes in operating assets and liabilities:
Accounts receivable	(60)	357
Cost and estimated earnings in excess of billings on projects	(385)	298
Value added tax refund receivable	159	(27)
Prepaid expenses and other current assets	65	53
Accounts payable	(63)	1,687
Accrued expenses and other liabilities	836	(95)
Billings in excess of costs and estimated earnings	639	(1,014)
Net cash used in operating activities	(1,160)	(1,359)
Cash flows from investing activities:
Purchase of property and equipment	(12)	(104)
Release of restricted cash	-	597
Net cash (used in) provided by investing activities	(12)	493
Cash flows from financing activities:
Repayments of debt	(53)	(3,643)
Proceeds from borrowings under long-term debt arrangements	1,104	3,427
Repayment of capital leases	(149)	(98)
Payment to redeemed stockholder	(135)	-
Repayment of borrowings from related party	(321)	-
Proceeds from borrowings from related party	167	536
Investors’ deposit	77	-
Proceeds from issuance of common stock, net of issuance costs	475	-
Deferred financing costs	-	(10)
Net cash provided by financing activities	1,165	212
Effect of exchange rates on cash and cash equivalents	(74)	(28)
Net decrease in cash and cash equivalents	(81)	(682)
Cash and cash equivalents at beginning of year	86	768
Cash and cash equivalents at end of year	$5	$86

See notes to the consolidated financial statements

Bark Group Inc.
Consolidated Statements of Cash Flows (continued)
for the years ended December 31, 2009 and 2008
(in thousands of USD)

	For the Year	For the Year
	ended	ended
	December 31,	December 31,
	2009	2008
Supplemental information:
Cash paid for interest	$468	$319

Non-cash investing and financing activities:
Issuance of common stock in exchange for class B shareholders in subsidiary	$173	$-
Equipment acquired under capital leases	$58	$406
Note payable exchanged for common shares	$526	$-
Adjustment of Non-Controlling interest to redemption value	$101	$51

See notes to the consolidated financial statements.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 - Description of Business and Basis of Presentation

Organization

     Bark Corporation, incorporated on October 9, 2006, is a holding company that conducts its operations through its 90.05% (87.3% in 2008) owned subsidiary Bark Advertising A/S ("Bark Advertising"), that was incorporated on October 12, 2006 and its wholly owned subsidiary of Bark Property ApS ("Bark Property") that was incorporated on September 28, 2007. On May 14, 2007 Bark Advertising purchased 100% of the capital stock of Bark Copenhagen A/S ("Bark Copenhagen"), and 100% of the capital stock of Bark Media ApS ("Bark Media”).

     On February 29, 2008, Bark Group Inc. (”Bark Group”), formerly known as Exwal Inc. completed a merger of Bark Corporation A/S (”Bark Corporation”) in which the transaction was completed by a share exchange with the former stockholders of Bark Corporation. This transaction involved the issuance of equity of Bark Group (259,290,960 common shares) to the stockholders of Bark Corporation, resulting in the former stockholders of Bark Corporation controlling the majority of the shares of Bark Group. Bark Corporation is considered the acquirer for accounting purposes and Bark Group is treated as the acquiree for accounting purposes, each notwithstanding the legal form of the acquisition. Accordingly, this transaction is considered to be a capital transaction in substance, rather than a business combination. The transaction is equivalent to the issuance of stock by the private company, namely Bark Corporation, for the net monetary assets of a shell corporation, namely Bark Group. Such transaction is considered to be a recapitalization of the private company.

     The Company filed a Certificate of Change with the Secretary of State of Nevada, with an effective date of August 13, 2009, to effectuate a forward stock split of the Company’s authorized share capital and its issued and outstanding shares of common stock, in each case on the basis of twenty new common shares for each one old common share. The forward stock split was completed on August 17, 2009 with respect to all shareholders of record as of the record date, August 13, 2009. As of August 13, 2009, the Company’s authorized share capital increased from 100,000,000 shares of common stock to 2,000,000,000 shares of common stock. All common shares and per share information has been retroactively restated to reflect the aforementioned stock split.

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

     The Company's current source of funding, in addition to cash from operations and its operating line of credit, is a loan commitment of DKK 4,000,000 ($757,000) from Bark Holding (See Note 16).

     The Company continues to operate with negative working capital (approximately $5,809,000 at December 31, 2009) and has limited financial resources available to pay ongoing financial obligations as they become due. Additionally, as of December 31, 2009, the Company reported a stockholders’ deficiency of approximately $2,971,000 which resulted primarily from operating losses incurred during the years ended in 2007, 2008 and 2009. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to use both (i) its operating line of credit and (ii) loan from Bark Holding to finance its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. The Company plans to conduct an equity financing of its securities in order to raise additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in raising additional financing, then the Company will attempt to reduce its operating expenses significantly such that the Company would within a six month period be able to generate cash from operating activities. In the event that the Company fails to achieve additional financing, it will reconsider its acquisition strategy, and will further reconsider whether its status as a public company is beneficial, from a cost benefit perspective. The reduction in costs related to business development activities may impact on the Company’s ability to expand its business. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

     The consolidated financial statements as of December 31, 2009 include the accounts of Bark Group and its wholly-owned and majority owned subsidiaries as described in note 1. All intercompany transactions and balances have been eliminated in the consolidated financial information provided.

     On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or “the Codification”), the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The new guidelines and numbering system prescribed by the Codification are used when referring to GAAP. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s condensed consolidated financial statements.

Use of Estimates

     The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. The Company evaluates all of its estimates on an on-going basis.

     Significant estimates and assumptions include the valuation of acquired assets including goodwill, the useful lives of assets , bad debts, revenue recognition and income taxes. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ in the near term from these estimates, and such differences could be material.

Revenue recognition

     Most of the Company’s revenue contracts are individually negotiated and accordingly, the terms of the engagement and the manner in which it earns commissions and fees vary significantly. Direct costs include fees paid to external suppliers where they are retained to perform part or all of a specific project for a client and the resulting expenditure is directly attributable to the revenue earned. Revenue is stated exclusive of VAT, sales taxes and trade discounts.

     Revenue is typically derived from commissions on media placements and fees for advertising services. Revenue may consist of various arrangements involving fixed fees, commissions, or incentive-based revenue, as agreed upon with each client. To date, commission income which is recorded on a net basis, has not been material.

     The Company earns commissions from referrals of services to other vendors, marketing agencies, who ultimately provide the end service to the customer. Commissions are earned on the date of broadcast or issuance of publication.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

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

• Certain fees (such as for marketing services related to rebates offered by clients to their external customers) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis if any of the criteria of ASC 605-10-S99, formerly Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance.

     Incentive-based revenue typically comprises quantitative criteria. Revenue is recognized when the quantitative targets have been achieved. To date such incentive-based revenue has been immaterial.

     In accordance FASB ASC 605-45 Principal Agent Considerations, formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company assesses whether its agency or the third-party supplier is the primary obligor. The Company evaluates the terms of its client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. For a substantial portion of its client contracts the Company acts as principal as the Company is the primary obligor and bear credit risk related to the services it provides. In these contracts the Company records gross revenues and gross costs of revenues. In certain contracts the Company records a net amount principally on those contracts where it earns a commission.

Sales Tax and Value Added Taxes

     In accordance with FASB ASC 605-45, formerly EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Government Authorities Should be Presented in the Income Statement, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the consolidated statement of operations.

Cash and cash equivalents

     For purposes of reporting cash and cash equivalents, the Company considers all short-term highly liquid investments when purchased with an original maturity of three months or less to be cash equivalents.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable Allowance

     The Company maintains an allowance for doubtful accounts for estimated losses from the inability of its customers to make payments when due or within a reasonable period of time thereafter. The Company performs periodical reviews of its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical payment patterns by customers and individual customer circumstances. If the financial condition of customers were to deteriorate, resulting in the inability to make required payments, additional allowances may be required. The allowance for doubtful accounts was $37,000 as of December 31, 2009 and $251,000 as of December 31, 2008, respectively.

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

Impairment of Long-Lived Assets

     The Company annually, or whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable, assesses the carrying value of long-lived assets in accordance with FASB ASC 360 10, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

     The Company accounts for its acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates assumptions. Finite-lived identifiable intangible assets are amortized over its expected life on a straight-line basis, as this basis approximates, the expected cash flows from the Company’s existing finite-lived identifiable intangible assets over the expected future.

     Goodwill is accounted for under FASB ASC 350, Goodwill and other. Under FASB ASC 350, the Company’s goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in May. Since inception the Company has operated in one reporting unit. This reporting unit is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. There was no impairment of goodwill during the year ended December 31, 2009.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

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

Non controlling interest

     Certain consolidated subsidiaries of Bark Group issued equity shares to parties unrelated to the Company.

     The Company accounts for such transactions in accordance with FASB ASC 810, Consolidation, formerly Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. FASB 810 requires that the difference between the carrying amount of the Company’s investment in the subsidiary and the underlying net book value of the subsidiary after the issuance of the shares be recognized either as a gain or loss in the consolidated statement of operations or as a capital transaction. In these instances it is the Company’s policy to consider gains and losses arising from such issuances of shares by a subsidiary as a capital transaction; as such no gain or loss is recognized in the income statement.

     In instances where subsidiary shares issued are redeemable, the Non-controlling interest is recorded in accordance with FASB ASC 810, formerly EITF No. D-98 Classification and Measurement of Redeemable Securities at the higher of (1) the redemption value required to be paid by the Company or (2) the amount that would result from applying consolidation accounting under FASB ASC 810, formerly Accounting Research Bulletin No. 51 “Consolidated Financial Statements”. Adjustments recorded by the Company in relation to the recording of these costs are recorded within additional paid-in capital.

Income Taxes

     The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

     Uncertain tax positions are recognized in the financial statements for positions which are considered more likely than not of being sustained based on the technical merits of the position on audit by the tax authorities. The measurement of the tax benefit recognized in the financial statements is based upon the largest amount of tax benefit that, in management’s judgment, is greater than 50% likely of being realized based on a cumulative probability assessment of the possible outcomes. The Company’s policy is to include interest related to unrecognized tax benefits in interest income, net and penalties in selling, general and administration in the consolidated statements of operations

Loan Origination Fees

     Loan origination fees represent costs incurred in connection with obtaining financing. These costs are amortized over the terms of the related financing which mature at various times through December 2037. The amortization of loan costs is included as a component of interest expenses in the accompanying consolidated statement of operations.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Foreign Currency

     The Company has determined Danish Kroner is the functional currency of its foreign operations. Accordingly, the foreign subsidiaries income and expenses are translated into U.S. dollars (“dollars”), the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange at the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income. During the year ended December 31, 2009 and 2008 transaction gains or losses were not material.

Stock Based Compensation

     The Company accounts for stock based awards in accordance with FASB ASC 718, Compensation —Stock Compensation, formerly SFAS 123(R) Share-Based Payments . FASB ASC 718 requires all share-based payments, including grants of employee stock options and restricted stock, to be recognized in the Company's financial statements based on their grant date fair values and recognized over the requisite service period.

Loss per Share

     Loss per share is computed in accordance with the provisions of FASB ASC 260 Earnings per share, formerly SFAS No. 128. FASB ASC 260 requires entities to present both basic and diluted earnings per share. Basic earnings per common share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during each period.

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (dollars in thousands except share and per share data):

	For the Years Ended December 31,
	2009	2008
Numerator:
Net loss	$(2,569)	$(3,197)
FASB ASC 810 – excess of redemption amount	-	(51)

Loss available to common shareholders	$(2,569)	$(3,248)

Denominator:
Shares used in computation - basic:
Weighted average shares outstanding	328,036,801	313,309,940
Weighted average common shares outstanding subject to forfeiture	(7,778,720)	(7,778,720)

Shares used in computing basic net loss per share	320,258,081	305,531,220
Shares used in computation - diluted:
Weighted average shares outstanding	320,258,081	305,531,220
Dilutive effect of common shares outstanding subject to repurchase	-	-

Shares used in computing diluted net loss per share	320,258,081	305,531,220

Net loss per share - basic and diluted	$(0.01)	$(0.01)

     Bark Group has securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of the non-vested shares issued to two executives.

Bark Group Inc. and Subsidiaries
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

Fair Value of Financial Instruments

     In accordance with FASB ASC 810 Financial Instruments, the carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are reasonable estimates of fair value. The fair value of long-term debt is estimated to approximate fair market value based on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s debt to stockholders are based on a fluctuating rate but are not reasonably determinable based on the related party nature of the transactions.

Segment Information

     FASB ASC 280 Segment Reporting, formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates in one segment which is providing advertising and media services and primarily conducting its business in Denmark. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Reclassifications

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications adjustments had no effect on the Company's previously reported consolidated net loss.

Recent Accounting Pronouncements

     In September 2006, the FASB issued new accounting guidance under ASC Topic 820 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company adopted this standard on January 1, 2008 for its financial assets and financial liabilities. The Company adopted the fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

     In December 2007, the FASB issued new accounting guidance under ASC Topic 805 on Business Combinations, which establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non controlling interests, contingent consideration, and certain acquired contingencies. It also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The guidance would have an impact on accounting for businesses acquired after the effective date of this pronouncement.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

     In December 2007, the FASB issued new accounting guidance, under ASC Topic 810 on Consolidation, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). It also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption, companies will be required to report non-controlling interests as a separate component of stockholders’ equity. Companies will also be required to present net income allocable to non-controlling interests and net income attributable to stockholders separately in their statements of income. Currently, minority interests are reported as a liability or temporary equity in balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net income (loss). The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The guidance requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the guidance shall be applied prospectively. This standard became effective on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

     In March 2008, the FASB issued new accounting guidance, under ASC Topic 815 on Derivatives and Hedging, which amends and expands existing disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

     In April 2008, the FASB issued new accounting guidance, under ASC Topic 350 on Intangibles, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The guidance also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. Adoption of this guidance will impact acquisitions completed by the Company on or after January 1, 2009.

     In April 2009, the FASB issued new guidance under ASC Topic 820 on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. The guidance provides additional guidance to expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

     In May 2009, the FASB issued new accounting guidance, under ASC Topic 855 on Subsequent Events, which sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for interim and annual periods ending after June 15, 2009.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

     In August 2009, the FASB issued new accounting guidance, under ASC Topic 820 on Fair Value Measurements and Disclosures, on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. Adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

     In October 2009, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products and services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of deliverables, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. This guidance was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Note 3 - Goodwill

     Bark Advertising acquired all the shares of Bark Copenhagen on May 14, 2007. The acquisition was completed pursuant to a share transfer agreement entered into between Bark Advertising and the shareholders of Bark Copenhagen. The Company recorded goodwill in connection with the excess cost over fair value of the net assets acquired.

     The change in carrying amount of goodwill is as follows (dollars in thousands):

Balance as of January 1, 2009	$3,230
Currency adjustment	59

Balance as of December 31, 2009	$3,289

None of the recorded goodwill is expected to be deductible for tax purposes.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 4 - Other intangible assets

     Gross carrying amounts, accumulated amortization and useful lives for other intangible assets are as follows (dollars in thousands):

			Accumulated
	Gross Carrying Amount		Amortization		Net Carrying Amount
	As of December 31,
	2009	2008	2009	2008	2009	2008

Customer relationships	227	227	213	172	14	55
Currency adjustment	13	9	5	1	8	8
	240	236	218	173	22	63

     As of December 31, 2009, the weighted-average remaining useful lives the Company’s customer relationships was approximately 1.5 years.

     Total intangible amortization expense was $41,000 and $89,000 for the years ended December 31, 2009 and 2008, respectively.

     The amortization expense for the year ending December 31, 2010 will be approximately, $22,000.

Note 5 - Concentration of credit risk

     Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

     During the year ended December 31, 2009 customers K, E and D accounted for approximately 27%, 18% and 13% respectively of revenue. During the year ended December 31, 2008 customers L, K and E accounted for approximately 30%, 24% and 10%, respectively of revenue. No other customers individually represented more than 10% of revenue for any period presented.

     As of December 31, 2009 customers E and K accounted for approximately 37% and 14% of the Company’s accounts receivables, respectively. As of December 31, 2008 customers J and K accounted for approximately 19% and 17% of the Company´s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

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

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 6 - Property, plant and equipment, net

Property, plant and equipment, net consist of the following (dollars in thousands):

	As of	As of
	December 31,	December 31,
	2009	2008
Land	$3,170	$3,170
Building	1,764	1,752
Furniture, fixtures and computer equipment	500	431
Currency adjustment	(104)	(192)
Property, plant and equipment, at cost	5,330	5,161
Accumulated depreciation	(293)	(155)
Currency adjustment	(11)	5
Accumulated depreciation	(304)	(150)
Property, plant and equipment, net	$5,026	$5,011

     Depreciation expense was $138,000 and $120,000 for the years ended December 31, 2009 and 2008, respectively.

Included in furniture, fixtures, and computer equipment are the following capitalized leases:

	As of	As of
	December 31,	December 31,
	2009	2008

Furniture, fixtures and computer equipment	$461	$406
Currency adjustment	(36)	(22)
Furniture, fixtures and computer equipment, at cost	425	384
Accumulated depreciation	(184)	(73)
Furniture, fixtures and computer equipment, net	$241	$311

     Depreciation expense for the years ended December 31, 2009 and 2008, in the consolidated statements of operations include $111,000 and $73,000, respectively, from capital leases.

Note 7 - Income Taxes

     The components of income tax provision (benefit) for the years ended December 31, 2009 and 2008, as soon in the consolidated statement of operations are as follow:

	As of	As of
	December 31,	December 31,
	2009	2008

Income tax expense (benefit)
Current	$-	$-
Deferred	-	(32)
Income tax expense (benefit)	$-	$(32)

     The effective tax rate for the Company was 0% for the year ended December 31, 2009 as compared to a benefit of 0.9% for year ended December 31, 2008.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 7 - Income Taxes, continued

     The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in our tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of deferred tax assets.

     For the years ended December 31, 2009 and 2008, the change in valuation allowance was $568,000 and $766,000, respectively. The valuation allowances have reduced the net deferred tax assets to nil as of December 31, 2009 and 2008 due to uncertainty as to whether the Company will generate sufficient taxable income to realize the assets.

     The Company’s net operating loss carryover for the years ended December 31, 2009 and 2008 was approximately $5,299,000 and $2,923,000, respectively.

The tax effect components of deferred income tax assets and liabilities as of December 31, 2009 and 2008, consisted of the following (dollars in thousands):

	December 31,
	2009	2008
Deferred tax assets
Allowance for doubtfull accounts	$9	$63
Furniture, fixtures and equipment	9	10
Net operating loss carryovers	1,367	742
Provision for law suit	49	12
	1,434	827
Valuation allowance	(1,334)	(766)
Deferred tax assets, net of valuation allowance	100	61
Deferred tax liabilities
Work in progress	(100)	(61)
Net tax liability	-	-

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 7 - Income Taxes, continued

The effective tax rate before income taxes varies from the Danish statutory income tax rate as follows:

	For the Year Ended December 31,
	2009	2008

Statutory rate	(27.0)%	(25.0)%
Changes in valuation allowance	21.5%	22.9%
Other permanent items	5.5%	1.2%
Effective tax rate	0%	0.9%

     Bark Corporation and its subsidiaries file tax returns in Denmark which are subject to examination by the Danish Tax Authorities for years 2006 through 2009. Bark Group files federal tax returns in the United States which are subject to examination by federal tax authorities for years 2006 through 2009.

     The Company has no uncertain tax positions at December 31, 2009 and does not anticipate a significant change in the amount of unrecognized tax benefits over the next twelve months.

Note 8 - Accrued liabilities

Accrued liabilities consist of the following (dollars in thousands):

	As of December 31,
	2009	2008

Value Added Tax	$400	$115
Audit fee	-	166
Accrued interest	97	88
Litigation (see Note 17)	202	47
Public relation costs	170	-
Investors’ deposit	77	-
Accrued payroll related expenses	562	222
Other liabilities	209	152

Total accrued liabilities	$1,717	$790

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 9 - Non controlling interest

     For consolidated majority-owned subsidiaries in which the Company owns less than 100% of the total outstanding shares, the Company recognizes a non-controlling interest for the ownership interest of the minority holders.

     In May 2007, 651 Class B shares in Bark Advertising were issued to the selling shareholders of Bark Copenhagen at a price of DKK 12,912 ($2,373) per share and 50 Class B shares were sold to two senior employees of the Company at a price of DKK 12,000 ($2,206) per share. In November 2007 Bark Advertising sold 25 Class B shares to one senior employee at a price of DKK 12,000 ($2,206) per share.

     In January 2009, two Class B shareholders representing 131 shares were redeemed. The redeemable amount as of December 31, 2009 was DKK 994,356 ($191,587) and as of December 31, 2008 was DKK 1,653,000 ($312,800). The redemption of shares are paid in 8 quarterly installments, including interest at a variable rates (5% at December 31, 2009). At December 31, 2009, 4 installments are remaining and accrued interest amounted to $12,148.

     In November 2009 three additional Class B shareholders representing 75 shares were redeemed for DKK 900,000 ($180,000). The redeemable amount was converted to a total of 2,000,000 shares of common stock in Bark Group.

     The terms of the Class B shares include the following redemption preferences:

a)

the shares make a onetime election to redeem by the Class B shareholders on June 1, 2010, at the purchase price or at the proportional right of ownership of Bark Advertising times the average profit before tax in Bark Advertising for the last three financial years times a multiple of five. Based on budgets for Bark Advertising, the latter calculation would give a much lower price than the original purchase price. However, if one of the Class B stockholders leaves from his job in Bark Copenhagen he can call his shares at the time his contract with Bark Copenhagen expires.

b)	if the Class B shareholders choose not to be redeemed, Bark Advertising commencing June 1, 2010, will have the right to redeem the Class B shares at the same terms as mentioned above..,
c)

upon the redemption of class B shares, Bark Advertising will repay the redeeming stockholders for the purchase price of the shares over a period of 24 months with interest at the discount rate of the Danish National Bank (2.25% per annum at December 31, 2009) plus 3% per annum, and

d)	in order to be redeemed, the Class B shareholders must inform Bark Advertising of the election to redeem by January 1, 2010.

     The Class B shareholders were entitled to receive 20% of Bark Advertising's profit after tax and elimination of internal management fees and interest expenses for the years 2007 and 2008. This bonus is allocated between the class B shareholders on a pro rata basis. During the years ended December 31, 2007, ,2008 and 2009 the shareholders were entitled to no bonus.

     At each reporting date the Company records the Class B shares at the higher of (1) the redemption value or (2) the amount that would result from applying consolidation as included in ASC 810.

     At December 31, 2009, the redemption value exceeded the value from applying consolidation accounting according to FASB ASC 810, and therefore the minority interest was recorded at the redemption value of DKK 6,753,000 which amounted to $1,301,000. At December 31, 2008, the redemption value exceeded the value from applying consolidation accounting according to FASB ASC 810, and therefore the minority interest was recorded at the redemption value of DKK 7,653,000 which amounted to $1,448,000.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 9 - Non controlling interest, continued

     The change in carrying amount of minority interest is as follows (dollars in thousands):

	As of	As of
	December 31,	December 31,
	2009	2008
Balance at beginning of period	$1,448	$1,834
Bark Advertising loss attributable to Non-Controlling interest	(79)	(105)
Adjustment according to FASB ASC 810	101	51
Currency adjustment	4	(19)
Shares redeemed	(173)	(313)
Balance at end of period	$1,301	$1,448

Note 10 – Long and short-term debt and obligations under capital leases

     Long and short-term debt and obligations under capital leases consist of the following (dollars in thousands):

		As of	As of
		December 31,	December 31,
Loan reference	Maturity Date	2009	2008
Current bank credit line (A)	May 2010	$555	$123
Bank credit line (B)	May 2010	1,421	1,353
Promissory notes (G)	January 2009	35	35
Credit Institution (C)	2018 – 2037	3,181	3,124
Bank loan (D)	2010 – 2023	1,097	1,087
Private investor (E)	2010	62	-
Leasing contracts (F)	2010 – 2012	216	308
Total		6,567	6,030
Less: Current portion		2,312	1,691
Long-term portion of debt and capital leases		$4,255	$4,339

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 10 – Long and short-term debt and obligations under capital leases, continued

Long and short-term debt

     In May 2007, Bark Corporation received a bank credit line in the amount of DKK 9,000,000 ($1,773,400 as at December 31, 2007) which was due on May 18, 2009. As security for this loan the Company made a deposit of DKK 3,000,000 ($597,000 of restricted cash as at December 31, 2007). On March 6, 2008 the loan was reduced by DKK 3,000,000 ($567,700) to DKK 6,000,000 ($1,135,300) and at the same date the DKK 3,000,000 ($567,700) deposit was released. On May 27, 2008 Bark Corporation's bank credit line was temporarily increased by DKK 1,000,000 ($189,200). The maturity date of the loan has been extended to May 15, 2010. At December 31, 2008, interest accrued at a rate of 5.75% per annum. Through December 31, 2009, the interest rate has increased and accrues at a rate of 13.75% at December 31, 2009. At December 31, 2009 and 2008, the outstanding balance on the line of credit including accrued interest is $1,421,000 and $1,353,000 (see B above).

     During the year ended December 31, 2009, Bark Group Inc. obtained three additional short term loans of DKK 2,375,000 ($467,161). The loans were advanced in April and September, 2009 in order to obtain financing to bridge until capital could be raised. The loans were advanced by private non-related party investors. All three loans are due for repayment in the first quarter of 2010 together with accrued interest of DKK 237,500 ($46,716). In October 2009, the Company and lenders agreed to convert two of the loans (DKK 2,125,000) into 10,000,000 shares of common stock at an average rate of $0.053 (see Note 11). The Company recorded a gain on extinguishment of one loan whereby, the fair value of the note extinguished was in excess of value of common stock received by the lender, totaling $102,000, and included in the consolidated statement of operations for the year ended December 31, 2009. The third loan has an outstanding balance of DKK 320,000 ($61,431) including accrued interest of $13,489 at December 31, 2009 (see E above). Subsequent to December 31, 2009, the loan was converted into shares of the Company’s common (see Note 18)

     On March 7, 2008, two new bank loans totaling DKK 7,000,000 ($1,324,500) were obtained. The loans are to be repaid in quarterly installments over 15 years. These loans are secured against a second priority mortgage against our Copenhagen office property. The interest rate is fixed quarterly as "Danske Bor" plus a margin of 3.00% (6.92% at December 31, 2009). At December 31, 2009 and December 31, 2008, the outstanding balance of these loans aggregating $1,097,469 and $1,087,000, respectively (see D above).

     Bark Property obtained a DKK 14,900,000 ($2,819,300) loan from Realkredit Danmark (a credit institution) on May 16, 2008, bearing variable interest (4.47% at December 31, 2009). The loan expires in 2037. Interest only is payable on the loan during the first 10 years and then the loan amortizes over the last 20 years. Interest is payable on the last working day of each quarter. The loan is secured by a mortgage against our Copenhagen office property as a first priority mortgage. On November 21, 2008, further, Bark Corporation obtained a loan of DKK 1,611,000 ($304,000) from Realkredit Danmark bearing a variable interest rate (5.77% at December 31, 2009). The loan expires in 2037. Interest only is payable on the loan during the first 10 years and them the loan amortizes over the last 20 years. At December 31, 2009 and December 31, 2008, the outstanding balances of the loans aggregated, approximately $3,181,000 and $3,124,000, respectively (see C above).

     Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 3,000,000 ($578,024). As at December 31, 2009 and December 31, 2008, the amount outstanding under this line of credit facility was, approximately $555,000 and $123,000, respectively (see A above). $169,000 of the $555,000 is to be repaid to the bank by May 10, 2010. The rate of interest payable under the line of credit facility is 7.35% per annum, as December 31, 2009.

     In January and February 2008, Bark Group obtained three loans at a total amount of $35,000 (See G above). The loan’s matured in January 2009 and has not been paid. As of April 15, 2010 no action has been taken by the holder’s to enforce the loans.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 10 – Long and short-term debt and obligations under capital leases, continued

Long and short-term debt, continued

     The following table summarizes the Company's future principal payments under debt obligations excluding payments under capital lease obligations as of December 31, 2009 (dollars in thousands):

Fiscal year ending December 31,
2010	$2,189
2011	62
2012	65
2013	68
2014	71
Thereafter	3,896
Total	6,351
Less Current portion of debt	2,189

Long-term debt	$4,162

Obligations under capital leases

     The following is a schedule of future minimum payments required as of December 31, 2009 under capital leases (dollars in thousands):

Fiscal year ended December 31, 2009	Principal	Interest	Total
2010	$123	$23	$146
2011	80	15	95
2012	13	3	16
Total minimum lease payments	$216	$41	$257

     Capital lease obligations have been included in the consolidated balance sheet as current and non-current at $123,000 and $93,000 respectively. Interest expenses totaled DKK 116,967($21,819) and DKK 63,000 ($12,400) at December 31, 2009 and 2008, respectively.

     Capital leases are subject to lease contracts running for 36 months in monthly installments at various interest rates. At expiration the Company takes ownership of the leased assets at a nominal cost.

Note 11 - Capital Stock

     The share capital of Bark Group consists of 2,000,000,000 shares of common stock (authorized) with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2009, no preferred shares had been issued. The board has the ability to set the terms for issuance of the preferred shares.

     Each common share entitles the holder to one vote; no shares enjoy special rights.

a)

In August and September 2009 the company issued 3,000,000 shares of common stock to three consulting companies for services rendered during 2009 through 2012. The market value of the shares issued, on the date of signing the agreements, were $487,500 and the costs are being amortized over the term of the contracts. (see Note 13.)

b)

On November 16, 2009, the Company converted outstanding loans of DKK 2,634,639 ($526,443) into 10,000,000 new issued shares of common stock. As discussed in Note 10, the Company recorded a gain on extinguishment of one loan whereby, the fair value of the note extinguished was in excess of value of common stock received by the lender, totaling $102,000.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

c)

On November 16, 2009, three minority class B shareholders in Bark Advertising A/S elected to convert their non-controlling interest of DKK 900,000 ($180,000) into 2,000,000 shares of common stock of the Company. As discussed further in Note 9, the Company recorded a gain on extinguishment of Class B shares totaling $80,000.

d)	On November 16, 2009, the Company issued 12,050,534 shares of common stock for proceeds totaling approximately, $502,000. Total stock issuance costs were approximately $47,000.

e)	On December 24, 2009 the Company issued 200,000 shares of common stock for proceeds totaling $20,000.

Limitations on dividend

     The Company is restricted from paying dividends to stockholders in accordance with debt agreements with Danske Bank. Dividends to shareholders are thus subject to prior approval from Danske Bank. There have been no dividends paid to date to the shareholders of the Company.

Note 12 - Nonvested shares

     A summary of the status of the Company's nonvested shares as of December 31, 2009 and 2008, and changes during the years ended December 31, 2009 and 2008 is presented below:

Weighted-
Average Grant-
	Number of	Date Fair Value
	Shares	USD per share
Nonvested Shares at January 1, 2008	-	$-
Granted	7,778,720.10
Vested	-	-
Forfeited	-	-
Nonvested Shares at December 31, 2008	7,778,720	$.10
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested Shares at December 31, 2009	7,778,720	$.10

     In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 ($65,100). A weighted average grant date fair value of per share. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards become fully vested on May 31, 2010. The Company expects these shares to become fully vested. The Company records compensation expense ratably over the vesting period. During 2009 and 2008, the Company recorded $ 238,937 and $256,000 of compensation expense, respectively, related to these awards.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 12 - Nonvested shares, continued

     As of December 31, 2009 there was $104,703 of total unrecognized compensation costs related to the non-vested share-based compensation arrangements granted following currency adjustment of $ 33,700. The cost is expected to be recognized during the year 2010. No shares have vested during the year ended December 31, 2009 or 2008.

Note 13 – Stock based compensation

     In August and September 2009 the company issued 3,000,000 shares to three consulting companies for services rendered during 2009 through 2012. The market value of the shares on the date of signing the agreements were $487,500 of which $280,313 was expensed as selling, general and administrative costs in the accompanying consolidated statements of operations during the year ended December 31, 2009. The Company will record compensation expense ratably over the remaining period.

     As of December 31, 2009 there was $207,187 of total unrecognized compensation costs related to the issuance. The remaining cost is expected to be recognized ratably over a period of 9 quarters.

Note 14 - Listing expenses

     During the year ended December 31, 2008, the Company incurred fees relating to its registration process as follows:

Year Ended
December 31
2008
Fees to auditors	$729
Fees to consultants	190
Legal assistance	548
Translation and other services	45
Total listing expenses	$1,512

Note 15- Agreements

     On November 1, 2007, the Company entered into an agreement with DeBondo Capital Inc. ("DeBondo"), an unrelated party, to assist in listing the company on the NASD Over-the-Counter Bulletin Board ("OTCBB") and subsequent listing on the NYSE Alternext US (formerly the American Stock Exchange) ("AMEX") in the United States. The agreement was subsequently extended to June 30, 2009.

     Under the amended agreement, DeBondo further agreed that the $225,000 balance of their fee would only be due and payable upon the Company completing a $2.5 million equity financing pursuant to either (i) the agreement between the Company and PacificWave, or (ii) by any other party, provided that in this case, the financing completes by June 30, 2009.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 15- Agreements, continued

In August 2009, we terminated our engagement letter with Debondo Capital Inc. (“Debondo”) originally dated October 2, 2007, as amended, as the financing contemplated under the engagement letter was not completed by June 30, 2009. In addition, and as a result of the termination of the Repurchase and Lock-Up Agreements discussed above, we also terminated the indemnification agreement dated February 29, 2008 with DeBondo Capital Limited (Hong Kong), as amended, wherein DeBondo Capital Limited (Hong Kong) agreed to pay to us compensation of $25,000 if we exercised the right to redeem the shares held by the Exwal shareholders pursuant to the Repurchase and Lock-Up Agreement by June 30, 2009. Neither the $225,000 performance incentive fee, nor the $25,000 indemnification fee was paid to Debondo.

     DeBondo Capital was considered one of the Company’s promoters by virtue of its role and involvement in its corporate organization and proposed financing plans

     Bark Corporation entered into an engagement agreement with PacificWave Partners Limited (“PacificWave”) on August 17, 2007 wherein Bark Corporation engaged PacificWave to act as financial advisor to Bark Corporation in connection with the potential financing of Bark Corporation. This agreement terminated in accordance with its terms on September 30, 2008 as the $10 million financing contemplated in this engagement agreement had not been completed by that date. The agreement was subsequently extended to June 30, 2009. As the $10 million financing was not raised by June 30, 2009, this agreement terminated in accordance with its terms as at June 30, 2009.

     PacificWave was considered one of the Company’s promoters by virtue of its role and involvement in its corporate organization and proposed financing plans.

Note 16 - Related party transactions

Fee to Chairman of the Board Bent Helvang

     Pursuant to an agreement with the Company, BH Media ApS (a company 100% owned by Bent Helvang) invoiced the Company $67,129 during each of the years ended December 31, 2009 and 2008, respectively, for services provided to the Company relating to acquiring new companies, strategy planning and management services. Such services have been recorded as a component of selling, general, and administrative expenses. At December 31, 2009 and 2008, BH Media ApS had a receivable of DKK 867,744($167,192) and DKK 1,607,000 ($304,050), respectively, which has been classified in advances from related parties.

Fee to CEO Anders Hageskov

     Lugano Communication and Entertainment (a company in which Anders Hageskov was employed up until October 31, 2009) invoiced the Company $196,875 and $336,900 during the years ended December 31, 2009 and 2008, respectively, for services rendered by Lugano Communication and Entertainment to Bark Copenhagen and Bark Advertising. This fee includes reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and has been recorded as a component of selling, general, and administrative expenses. Anders Hageskov has been employed by the Company since November 1, 2009.

Loan from Bark Holding, British Virgin Islands

     During year ended December 31, 2008, the Company received a loan from Bark Holding at a interest rate of 7% per annum. Bark Holding Ltd., is a private company controlled by Mr. Svane and Mr. Lauritsen, shareholders of the Company. The balance of the loan was $217,236 at December 31, 2009 and $222,400 at December 31, 2008. Interest expense for the years ended December 31, 2009 and 2008 was $14,702 and $11,377, respectively. The balance of this loan, including accrued interest, has been included in advances from related parties. This loan has been forgiven subsequent to December 31, 2009

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 16 - Related party transactions, continued

     In addition, on June 11, 2008 Bark Holding committed to issue a bridge loan up to DKK 3,000,000 ($567,700). This loan, as well as interest at 7% per annum is due when the Company’s cash flow is positive for more that 4 consecutive weeks or when sources of financing are in place. On September 16, 2008, Bark Holding increased the loan commitment to DKK 4,000,000 ($756,900) on identical terms.

Sales to DFL Europe A/S

     In 2008, Bark Copenhagen invoiced $63,000 to DFL Europe A/S, a company owned by stockholders of the Company.

Loan from Jesper Svane and Rene Lauritsen

     During 2008, Jesper Svane and Rene Lauritsen, shareholders of the Company made payments of DKK 91,600 ($17,300) to trade creditors on behalf of the Company. The loan was partly repaid and has a balance of DKK 73,600 ($14,181) at December 31, 2009. This loan has been forgiven subsequent to December 31, 2009.

Loan to Anaconda.tv Ltd., Germany

     Bark Corporation issued a loan of DKK 355,000 ($70,000 as at December 31, 2007) to Anaconda.tv Ltd in July 2007 (owned 51% by a shareholder in the Company). This loan was increased in March 2008 by DKK 150,000 ($28,400) making a total loan of DKK 505,000 ($95,600). Interest on this loan accrues at 7% per annum and amounted to $4,889 during the year ended December 31, 2008. The loan was assumed by Bark Holding on September 30, 2008 and thus the balance of the loan is NIL as at December 31, 2008.

Note 17 - Commitments and contingencies

Litigation

     In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($212,000), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, the Company paid DKK 242,500 ($52,000) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($160,100), representing the IP element of the claim. On April 28, 2009, Copenhagen City Court issued a judgment where the Company was ordered to pay DKK 865,700 ($170,283) including court costs and interests. In December 2009 the Danish Eastern High Court issued a final judgment where the Company was ordered to pay approximately DKK 900,000 ($173,407) including court costs and interests. This amount and our legal costs of approximately DKK 150,000 ($28,901) have been included as a component of accrued liabilities at December 31, 2009.

Note 18 - Subsequent Events

     On January 15, 2010 the Company converted a private investor loan with a principal balance of DKK 250,000 ($48,287) and a total balance including interest of DKK 320,000 ($61,807) into 400,000 shares of common stock.

     On January 6, 2010 the Company issued 386,847 common shares for proceeds of $48,356.

     The Company obtained two additional short term loans of DKK 2,000,000 ($362,109) on February 4 and March 4, 2010 in order to fund working capital until additional capital could be raised. The loans were advanced by private investors. The loans are due for repayment on April 30 and June 30, 2010 respectively together with accrued interest of DKK 200,000 ($37,970). However, the loans may be converted into shares of common stock.

Bark Group Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 18 - Subsequent Events, continued

     On February 15, 2010 the Company issued 1,656,660 common shares for proceeds of $247,499 less sales commission and public relation costs of $170,074.

     On March 10, 2010 the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note ise convertible into shares of common stock of the Company at a conversion price equal to the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

     On March 15, 2010, the Company obtained a Convertible Debenture totaling $250,000. The note bears no interest and is due one year from date of issue. The promissory note is immediately convertible into shares of the Company’s common stock at a conversion price equal to 85% of the market price of the Company’s common stock at the time of conversion.

     On March 19, 2010, payables to the Company’s related parties (i) Bark Holding Ltd of DKK 1,127,475 ($217,236) and (ii) Jesper Svane/Rene Lauritsen of DKK 73,600 ($14,181) were forgiven.

     On March 2010, the Company issued a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due one year from date of issue. The Note are convertible into shares of common stock of the Company at a conversion price equal to the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

     During the first quarter of 2010, the Company completed the acquisition of a 51% interest in Anaconda.tv GmbH, a television production company incorporated in Munich, Germany (“Anaconda”). The acquisition was completed pursuant to a share purchase agreement (the “Share Purchase Agreement”) dated January 18, 2010 between Bark Corporation and Bark Holding Ltd. (“Bark Holding”). Bark Holding is a private corporation presently owned by Mr. Lauritsen, who is the owner of more than 10% of our outstanding common stock. Under the terms of the Share Purchase Agreement, the Company agreed to purchase a 25.5% interest in the issued and outstanding share capital of Anaconda. The Share Purchase Agreement also included the grant by Bark Holding to Bark Corporation A/S of the option to purchase an additional 25.5% interest in Anaconda. The Company, was entitled to exercise this option on or before March 31, 2010. The Company exercised this option and completed the acquisition of the 51% interest in Anaconda effective March 31, 2010. As consideration for this acquisition, the Company, issued 14,000,000 shares of its common stock. At the direction of Bark Holding, 7,000,000 shares were issued to Mr. Jesper Svane, one of the Company’s principal shareholders, and 7,000,000 shares were issued to Mr. René Lauritsen.

Due to the fact that the acquisitions occurred on March 31, 2010, the Company is in the process of compiling the data needed to provide disclosures required under ASC section 805.

     On April 9, 2010, the Company entered into a share purchase agreement to acquire all of the issued and outstanding shares of Tre Kronor Media AB, a Swedish media company (“Tre Kronor”). The acquisition is anticipated to complete after April 15, 2010.

The principal terms of the Tre Kronor are summarized as follows:

  the Company will issue an aggregate of 35,000,000 share of its common stock to the shareholders of Tre Kronor, pro rata with their respective ownership interests in Tre Kronor,

  all shares issued to the Tre Kronor shareholders will be subject to a three year lock-up period calculated from the date of closing, however such lock-up period will in no event extend beyond June 30, 2013, during which period each shareholder will be restricted from selling or transferring the Bark shares except as expressly agreed.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer, Anders Hageskov, and our Chief Financial Officer, Ulrik Gerdes, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2009 due to the material weakness in Internal Control over Financial Reporting identified below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange commission Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control- Integrated Framework.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management completed an evaluation of our internal control as of December 31, 2009 and concluded that our internal control over financial reporting is not effective as of December 31, 2009. In connection with the audit of our financial statements as of December 31, 2009 for the year ended December 31, 2009, our auditors and we have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

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

Changes in Internal Control Over Financial Reporting

During fiscal 2009, we implemented the following changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

Business Process	Improvements Implemented by Management
Revenue	•	Management has added a control stating that all employees as from January 1, 2010 register their hours of work in our time management system.

	•	Management has added a control whereas all budgets are approved in writing by client prior to project start-up.

	•	Management has added a control whereas all ongoing projects on a monthly basis are evaluated for deferred revenue by rate of completion.
Financial Statement Close	•	During 2009 all chart of accounts in Danish entities has been aligned.

	•	Management has added a control stating that all operational entity’s every 2 weeks reports budget variances in existing client budgets and new business activities.

Business Process	Improvements Implemented by Management

	•	Management has added a control stating that all operational entity’s revise their fiscal budgets prior to all 10 Q filings.

Expenditures	•	Management added a control stating that all cost of goods sold and selling, general and administrative invoices received from supplier’s needs approval from management prior to payment.

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

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors and their respective ages as of March 31, 2010 are as follows:

Directors:

Name of Director	Age

Bent Helvang	58

Klaus Aamann	43

Executive Officers:

Name of Executive Officer	Age	Office

Bent Helvang	58	Chairman and Secretary

Anders Peter Hageskov	42	Chief Executive Officer and President

Ulrik Gerdes	51	Chief Financial Officer

Peter Brockdorff	45	Chief Executive Officer of Bark Copenhagen

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

Ulrik Gerdes has been the chief financial officer of Bark Corporation since May 2009 on a consultant fee basis. Mr. Gerdes has been the chief executive officer of neosolutions ApS, a Danish company providing financial services, project management and interim solutions from the controller to the chief financial officer level, from May 1, 2008 to present. Prior to joining neosolutions, Mr. Gerdes was a self-employed consultant providing financial management consulting and interim chief financial officer assignments from October 1, 2006 to April 30, 2008. Mr. Gerdes was partner and a member of the executive team of Visma Services A/S, a leading Nordic provider of financial management services and related financial outsourcing services from February 1, 2003 to September 30, 2006. Mr. Gerdes was a manager and chief operating officer of Arthur Andersen/Deloitte Business Process Solutions in Denmark from September 1, 2000 to January 31, 2003.

Mr. Gerdes presently devotes his full business time to our business

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

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2009, except as disclosed below, these filings were made on a timely basis:

Reporting Person	Late Reports During the Fiscal Year Ended December 31, 2009	Failures to File Reports During the Fiscal Year Ended December 31, 2009
Bent Helvang	None	None
Anders Hageskov	None	None
Klaus Aamann	None	None
Peter Brockdorff	None	None
Ulrik Gerdes	None	None

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Bark Group Inc., at Ostergade 17-19, 3rd Floor, DK-1100 Copenhagen K, Denmark, Attention: Mr. Ulrik Gerdes, Chief Financial Officer.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last fiscal year to:

  the person(s) serving as our principal executive officer during the year ended December 31, 2009;

  each of our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2009, and whose total compensation exceeds $100,000 per year; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2009;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (1)	Option Awards ($) (1)	Non- Equity Incentive Plan Compen- sation ($) (1)	Non- qualified Deferred Compen- sation Earnings ($) (1)	All Other Compen- sation ($)	Total ($)
Bent Helvang, Chairman	2009 2008 2007	$67,154 $240,010 $317,900	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$3,697 $12,695 $10,500	$70,851 $252,705 $148400
Anders Hageskov, Chief Executive Officer	2009 2008 2007	$270,482 $336,900 $224,500	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	$270,482 $336,900 $224,500
Ole Bjerre, Chief Financial Officer (2)	2009 2008 2007	$69,952 $147,300 $30,900	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 $3,626 0	$69,952 $150,926 $30,900
Ulrik Gerdes, Chief Financial Officer	2009 2008 2007	$106,327 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	0 N/A N/A	$106,327 N/A N/A
Peter Brockdorff, Chief Executive Officer of Bark Copenhagen	2009 2008 2007	$210,416 $262,800 $146,600	0 0 0	$119,500 $128,000 $82,000	0 0 0	0 0 $7,300	0 0 0	$10,526 $14,000 $4,000	$340,443 $404,800 $239,900

(1)

All amounts paid in Danish Crowns (DKK) and converted into U.S. dollars based on (i) a conversion rate of 5.3608 DKK per $1.00 as the average rate for fiscal 2009 (ii) a conversion rate of 5.0976 DKK per $1.00 as the average rate for fiscal 2008, with respect to 2008 compensation information.

(2)	Mr. Bjerre resigned as our chief financial officer effective May 15, 2009.

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

Bark Denmark agreed to pay to Mr. Helvang a chairman’s fee equal to DKK 30,000 (equivalent to approximately $5,600 as of January 1, 2008) per month, plus expenses. Expenses include petrol bills, telephone, including mobile phone, Internet and newspaper bills and will be paid according to bills submitted. The agreement is to be renewed annually at each annual meeting of Bark Corporation. If Mr. Helvang is not re-elected as chairman, his fee will be paid to July 1 of the relevant year, and any further claims for supplementary fees will lapse.

Anders Hageskov

Bark Corporation entered into a management services agreement with Lugano Communication & Entertainment SA pursuant to which the services of Mr. Anders Hageskov, our chief executive officer, are provided. Under the terms of this agreement, Lugano Communication & Entertainment SA agreed to make the services of Mr. Hageskov available as managing director of Bark Corporation, Bark Advertising and, at the request of Bark Denmark, any other subsidiary or portfolio company of Bark Corporation. These services and professional responsibilities are stipulated to be those of a chief executive officer under the Danish Companies Act. Bark Corporation agreed to pay an annual fee equal to DKK 1,680,000 (equivalent to $300,200 as at March 31, 2009) for these management services. The yearly fee is subject to annual renegotiation once every year when the annual report of Bark Corporation is approved by the board of directors. The agreement was for an initial term expiring December 31, 2008. The agreement was terminated effective from November 1, 2009 as Mr. Hageskov took on employment with the Company.

Ole Bjerre

We had entered into an employment agreement dated October 24, 2007 with Mr. Ole Bjerre whereby we paid to Mr. Bjerre a fixed salary of 600,000 DKK (equivalent to approximately $107,100 as at March 31, 2009) per annum. This amount was subsequently increased to 750,000 DKK (equivalent to approximately $133,900 as at March 31, 2009) per annum. The employment agreement was effective as of January 1, 2008. Mr. Bjerre resigned as our chief financial officer effective May 15, 2009.

Ulrik Gerdes

We have entered into a consultant agreement dated May 7, 2009 with neosolutions ApS, a company owned by Mr. Ulrik Gerdes, whereby we pay an hourly rate of DKK 750 for services rendered from Mr. Gerdes. We have the possibility of terminating the contract by two week’s notice.

Peter Brockdorff

Bark Copenhagen entered into services agreement with Peter Brockdorff effective January 1, 2008 pursuant to which Mr. Brockdorff is engaged as manager of Bark Copenhagen. Mr. Brockdorff’s salary under this agreement was 104,000 DKK (equivalent to approximately $18,570 as at March 31, 2009) per month as of January 1, 2008, and increased to 114,000 DKK (equivalent to approximately $20,360 as at March 31, 2009) per month starting in April 1, 2008 reflecting his new office as chief executive officer of Bark Copenhagen. Mr. Brockdorff is entitled to reimbursement of mobile phone expenses and to a home computer and related Internet expenses. In addition to his salary, Mr. Brockdorff participates in the profit of Bark Advertising through his ownership of Class B shares of Bark Advertising. The Class B shareholders are entitled to receive 20% of Bark Advertising’s profits before tax and elimination of internal management fee and interest expenses for the years ended 2008 and 2009. Mr. Brockdorff is entitled to receive his pro rata share of this amount in accordance with his ownership of Class B shares of Bark Advertising. Neither Bark Copenhagen nor Mr. Brockdorff is entitled to terminate the agreement prior to May 31, 2010. During 2009 and 2008, we recorded $119,500 and $128,000, respectively, of compensation expenses related to these awards with respect to Mr. Brockdorff, as discussed below under “Outstanding Equity Awards as of December 31, 2009”.

Outstanding Equity Awards as of December 31, 2009

In September 2007, Bark Corporation issued 7,778,720 non-vested share awards to Peter Brockdorff, now the chief executive officer of Bark Copenhagen, and Daniel Soren, now the chief operating officer of Bark Copenhagen. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards will become fully vested on May 31, 2010. During fiscal 2009 and 2008, we recorded approximately $239,000 and $256,000, respectively, of compensation expenses to these non-vested stock awards. As of December 31, 2009, there was approximately $105,000 (after currency adjustment of $15,000) of total unrecognized compensation costs related to these non-vested stock awards. The cost is expected to be recognized over a period of 5 months.

The following equity awards were outstanding as at December 31, 2009:

Name and Principal Position	Number of Shares of Stock That Have Not Yet Vested (#)	Market Value of Shares That Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares, That Have Not Vested ($)
Bent Helvang, Chairman	Not applicable.	Not applicable.	Not applicable.	Not applicable.
Anders Hageskov, Chief Executive Officer	Not applicable.	Not applicable.	Not applicable.	Not applicable.
Ulrik Gerdes, Chief Financial Officer	Not applicable.	Not applicable.	Not applicable.	Not applicable.
Peter Brockdorff, Chief Executive Officer of Bark Copenhagen (1)	3,889,360	1,555,744	0	0

(1)

We issued 3,889,360 nonvested share awards to Mr. Brockdorff in September 2007. The fair value of the nonvested share awards on the date of issuance was DKK 1,969,500 ($388,500). The nonvested awards become fully vested on May 31, 2010. During 2009, we recorded $119,500 of compensation expenses related to these awards with respect to Mr. Brockdorff.

There were no incentive stock options granted or issued to our named executive officers as of December 31, 2009

Compensation of Directors

Other than amounts that we pay to Mr. Helvang for acting as our chairman, as disclosed above in the Summary Compensation Table, we do not currently pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date for the year 2009

Long-term Incentive Plans

We do not have any long-term incentive plans in place.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 15, 2010 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 367,807,761 shares of common stock outstanding as of April 16, 2010.

Each shareholder listed below possesses sole voting and investment power with respect to the shares shown. The address of our directors and officers is Ostergade 17-19, 3rd Floor, DK-1100 Copenhagen K, Denmark.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following April 15, 2010, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Directors and Officers:
Bent Helvang Chairman, Secretary and Director	45,258,040 Shares (3)	12.6%
Anders Hageskov President and Chief Executive Officer	45,258,040 Shares	12,6%
Klaus Aamann Director	45,258,040 Shares	12.6%
Ulrik Gerdes Chief Financial Officer	Nil Shares	0.0%
Peter Brockdorff Chief Executive Officer of Bark Copenhagen	3,889,360 Shares	1.08%
Directors and Officers as a group	139,663,360 Shares	38.9%
Major Shareholders:
Sapiens Alliance Ltd. Streccia Di Rossi 2p CH-6922 Morcote Switzerland	53,639,780 Shares (4)	12.6%
Svaneco Ltd. (5) Via Al Ronchi 7 Bissone 6816 Switzerland	52,258,040 Shares	12.6%

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

(2)	The percentage of class is based on 367,807,761 shares of common stock issued and outstanding as of April 16, 2009.

(3)	These shares are held indirectly by Mr. Helvang through Bent Helvang Media ApS, a private company controlled by Mr. Helvang.

(4)

Includes (i) 52,258,040 shares held directly by Sapiens Alliance Ltd. is a private company that is controlled by Rene Lauritsen, and (ii) 1,381,740 shares held directly by Bark Holding Ltd., a private company controlled by Mr. Lauritsen.

(5)	Svaneco Ltd. is controlled by Mr. Jesper Svane.

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

  Any member of the immediate family (including spouse, parents, children, siblings, step-parents, step- children and in-laws) of any of the above persons or any person (other than a tenant or employee) sharing the household of any of the above persons.

Acquisition of Bark Corporation

We issued the following shares to the following shareholders who are directors, officers or greater than 5% shareholders in connection with our acquisition of Bark Corporation on February 29, 2008:

Name and Shareholder	Number of Shares Issued (1)	Number of Shares and Percentage of Bark Corporation Held (2)
Directors and Officers:
Bent Helvang Director and Chairman	45,258,040 Shares (3)	1,745,454 (17.5%)
Anders Hageskov President and Chief Executive Officer	45,258,040 Shares	1,745,454 (17.5%)
Peter Brockdorff Chief Executive Officer of Bark Copenhagen	3,889,360 Shares	150,000 (1.5%)
Klaus Aamann Director	45,258,040 Shares	1,745,454 (17.5%)
Major Shareholders:
Sapiens Alliance Ltd.	45,258,040 Shares (5)	1,745,454 (17.5%)
Bark Holding Ltd.	1,381,740 Shares (6)	128,446 (1.3%)
Svaneco Ltd	45,258,040 Shares(4)	1,745,454 (17.5%)

(1)	We issued an aggregate of 259,290,960 shares of our common stock to acquire 10,000,000 shares of Bark Corporation.

(2)	The percentage of class is based on 10,000,000 shares of Bark Corporation issued and outstanding immediately prior to the acquisition.

(3)	These shares are held indirectly by Mr. Helvang through Bent Helvang Media ApS, a private company controlled by Mr. Helvang.

(4)	These shares are held indirectly by Mr. Svane through Svaneco Ltd., a private company controlled by Mr. Svane.

(5)	Sapiens Alliance Ltd. is a private company that is controlled by Mr. Rene Lauritsen.

(6)	Bark Holding Ltd. is a private company controlled by Mr. Lauritsen.

Acquisition of Bark Copenhagen

We acquired Bark Copenhagen on May 14, 2007 pursuant to a share transfer agreement between Bark Advertising and the shareholders of Bark Copenhagen, namely Peter Brockdorff, Daniel Soren, David Asmussen, Finn Balleby and Ole Parnam. This acquisition is described in detail in the section entitled “Organization Since Incorporation”. Under this agreement, Bark Advertising paid a cash purchase price and issued Class B shares of Bark Advertising to the selling shareholders of Bark Copenhagen. Of the share consideration paid, Mr. Brockdorff was issued Class B shares of Bark Advertising that are equal to 3.74% of the outstanding share capital of Bark Advertising as consideration for the payment of DKK 2,824,500 (equivalent to $511,388 as at March 31, 2010). A shareholders agreement was executed between Bark Advertising and the holders of the Class B shares. This shareholders agreement is described in detail in the section entitled “Organization Since Incorporation”. Mr. Brockdorff participates in the profit of Bark Advertising through his ownership of Class B shares of Bark Advertising; no bonus was paid for 2008 and no bonus is anticipated for 2009.

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

Bent Helvang

Update Bent Helvang Media ApS, a private company 100% owned by Bent Helvang, is according to a management contract entitled to receive fees of $67,129 for 2009, $67,129 for 2008. In total, Mr. Helvang has a receivable of DKK 867,744 ($167,192) as at December 31, 2009 which has been classified as a loan from related parties.

Mr. Helvang entered into a chairman’s agreement with Bark Corporation dated June 1, 2007 pursuant to which Mr. Helvang provides his services as chairman of Bark Corporation and its subsidiary companies. The details of this chairman’s agreement are provided below under the section entitled “Executive Compensation”.

Anders Hageskov

We entered into a management services agreement with Lugano Communication & Entertainment SA (“Lugano Communications”) pursuant to which the services of Mr. Anders Hageskov, our chief executive officer, are provided. The details of this management services agreement are provided below under the section entitled “Executive Compensation”. As of November 1, 2009 Mr. Hageskov was employed directly by the Company and the service management agreement were terminated as of October 31, 2009.

Lugano Communication & Entertainment SA invoiced $242,411 in the year ended December 31, 2009 and $336,900 in the year ended December 31, 2008 for services rendered by Anders Hageskov to Bark Copenhagen and Bark Advertising. This fee includes reimbursement of costs for operating our office in Lugano, Switzerland, which costs were paid for by Lugano Communication & Entertainment SA.

Bark Holding Ltd.

Anaconda Option Agreement

Bark Corporation entered into option agreements dated December 12, 2007 with Bark Holding Ltd., a private company controlled by Mr. Lauritsen. Under the terms of these option agreement, Bark Corporation acquired the right but not the obligation to purchase up to an aggregate 51% ownership interest in Anaconda from Bark Holding Ltd. Anaconda was at that time 51% owned by Bark Holding Ltd. These options expired on December 31, 2008 and were not at that time exercised by the Company. The Company subsequently acquired a 51% interest in Anaconda, as disclosed below under “Acquisition of Anaconda”.

Anaconda Loan

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

Acquisition of Anaconda

We completed the acquisition of a 51% interest in Anaconda effective March 31, 2010. The acquisition was completed pursuant to a share purchase agreement dated January 18, 2010 between Bark Corporation and Bark Holding Ltd. (“Bark Holding”) (the “Share Purchase Agreement”). Bark Holding is a private corporation presently owned by Mr. Lauritsen, who is the owner of more than 10% of our outstanding common stock. We issued the following shares to the following shareholders who are greater than 5% shareholders in connection with our acquisition of Anaconda with effect on March 31, 2010:

Name and Shareholder	Number of Shares Issued
Sapiens Alliance Ltd.	7,000,000 Shares (1)
Svaneco Ltd	7,000,000 Shares(2)

(1)	Sapiens Alliance Ltd. is a private company that is controlled by Mr. Rene Lauritsen.

(2)	Svaneco Ltd. is a private company controlled by Mr. Svane.

Loan from Bark Holding

During 2008 the Company received a loan from Bark Holding. The balance of the loan was $222,400 at December 31, 2008 and $217,236 at December 31, 2009. The interest rate is fixed at 7%. Interest for 2009 and 2008 was $14,702 and $11,377, respectively. The balance of this loan, including accrued interest, has been included in advances from related parties. Certain stockholders of Bark Group own 100% of the outstanding shares of Bark Holding. This loan has been forgiven subsequent to December 31, 2009.

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

DFL Europe A/S

Bark Copenhagen invoiced DFL Europe A/S, a private company owned by Jesper Svane and Rene Lauritsen, $63,000 in 2008.

Credit Notes to Shareholders

Bark Copenhagen issued credit notes of $36,000 in 2008 to three companies owned by Jesper Svane and Rene Lauritsen. Management has determined not to provide any advertising services to companies owned by Jesper Svane and Rene Lauritsen in the future. Management believes that this decision will have a very limited impact on our future sales due to the relatively low amount of the services provided in contrast to our overall revenues.

Loan from Jesper Svane and Rene Lauritsen

In April 2008, shareholders Jesper Svane and Rene Lauritsen made payments of DKK 91,600 ($17,300) to trade creditors on behalf of the Company. The loan has been partly repaid and has a balance of DKK 73,600 ($14,181) by December 31, 2009. This loan has been forgiven subsequent to December 31, 2009.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged Marcum LLP, Certified Public Accountants and Consultants, as our principal independent registered public accounting firm effective March 13, 2009. Concurrent with this appointment, Deloitte Statsautoriseret Revisionsaktieselskab (“Deloitte”), resigned as principal independent registered public accounting firm of the Company effective March 13, 2009. Deloitte audited our financial statements for the fiscal year ended December 31, 2007.

Our independent auditors have performed the services listed below and were paid the fees listed below for the fiscal years ended December 31, 2009 and December 31, 2008:

Audit Fees

	2009	2008
Marcum LLP	$176,500	$ 135,000
Deloitte	$0	$928,000

Audit Related Fees

2009	2008
$0	$0

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

Tax Fees

2009	2008
$0	$0

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2009	2008
$0	$0

Audit Committee Pre–Approval of Audit and Permissible Non–Audit Services of Independent Auditors

We have not yet appointed an audit committee of our board of directors.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

Our audited consolidated financial statements as of December 31, 2009 and 2008 and for the each of the two years ended December 31, 2009 and 2008, comprised of the following, are included in Item 8 above:

  Report of Independent Auditor,

  Consolidated Balance Sheets as at December 31, 2009 and 2008

  Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

  Consolidated Statements of Stockholders Equity (Deficit) and Comprehensive Loss,

  Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, and

  Notes to Consolidated Financial Statements.

Financial Statement Schedules

Financial statement schedules have been omitted since the required information is not present, or not present in amounts sufficient to require filing of the schedule, or because information required is included in the consolidated financial statements or the notes thereto.

Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation(1)
3.3	By-Laws(1)
3.4	Certificate of Change filed with Secretary of State of Nevada(6)
10.1	Credit Facility Contract between Danske Bank A/S and Living Brands A/S dated October 25, 2004 (now Bark Copenhagen) for DKK 500,000 floating interest – business credit line(1)
10.2	Addendum to Credit Facility Contract between Danske Bank A/S and Living Brands A/S (now Bark Copenhagen A/S) dated April 28, 2006 increasing credit line from DKK 500,000 to DKK 1,000,000(1)
10.3

Shareholder Agreement dated March 2007 between Peter Brockdorff, Daniel Soren, David Asmussen, Finn Balleby, Ole Parnam, Henrik Sorensen, Trine Jacobsen and K2 Media Group A/S (now Bark Corporation A/S) regarding shares of K2 Advertising A/S (now Bark Advertising A/S) entered into in connection with acquisition of Bark Copenhagen A/S (formerly Living Brands A/S)(1)

10.4

Share Transfer Agreement dated March 30, 2007 between K2 Advertising A/S (now Bark Advertising A/S) and Peter Brockdorff, Daniel Soren, David Asmussen, Finn Balleby and Ole Parnam relating to acquisition of Bark Copenhagen A/S (formerly Living Brands A/S)(1)

Exhibit Number	Description of Exhibit
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

10.19	Credit Facility Contract dated February 4, 2008 between Danske Bank A/S and Bark Copenhagen A/S for DKK 2,000,000 floating interest – business(1)
10.20	Form of Repurchase and Lock-Up Agreement entered into by all shareholders of Exwal Inc. in connection with the acquisition of Bark Corporation A/S by Exwal, Inc.(1)
10.21	Annuity Loan Agreements dated February 18, 2008 between Danske Bank A/S and Bark Property A/S for DKK 5,250,000 and DKK 1,750,000 floating interest – business credit lines(1)
10.22	Indemnification Agreement dated February 29, 2008 between Debondo Capital Limited and Bark Corporation A/S(1)

Exhibit Number	Description of Exhibit
10.23	Share Purchase Agreement dated February 29, 2008 between Exwal Inc. and the Principal Shareholders of Bark Corporation A/S providing for the purchase of shares of Bark Corporation A/S(1)
10.24	Form of Share Purchase Agreement dated February 29, 2008 between Exwal Inc. and the Minority Shareholders of Bark Corporation A/S providing for the purchase of shares of Bark Corporation A/S(1)
10.25	Form of Amendment Repurchase and Lock-Up Agreement dated July 14, 2008 entered into by all shareholders of Exwal Inc. in connection with the acquisition of Bark Corporation A/S by Exwal, Inc.(2)
10.26	Amendment Agreement dated effective June 30, 2008 between Debondo Capital Limited and Bark Corporation A/S(2)
10.27	Amendment Agreement dated July 14, 2008 between Bark Corporation A/S and PacificWave(2)
10.28	Form of Amendment Repurchase and Lock-Up Agreement dated April 3, 2009 entered into by all shareholders of Exwal Inc. in connection with the acquisition of Bark Corporation A/S by Exwal, Inc.(4)
10.29	Amendment Agreement dated effective April 8, 2009 between Debondo Capital Limited and Bark Corporation A/S(4)
10.30	Amendment Agreement dated March 19, 2009 between Bark Corporation A/S and PacificWave(4)
10.31	Letter of Bark Group to original shareholders of Bark Group advising as to termination of Repurchase and Lock-Up Agreements, as amended(5)
10.32	Termination agreement dated effective August 1, 2009 between Debondo Capital Limited, Debondo Capital Limited (Hong Kong), Bark Group Inc. and Bark Corporation A/S(5)
10.33	Form of Regulation S Subscription Agreement(7)
10.34	Share Purchase Agreement dated January 18, 2010 between Bark Corporation A/S and Bark Holding Ltd. with respect to the acquisition of interest in Anaconda.tv GmbH(8)
10.35

Share Purchase Agreement dated April 9, 2010 between Bark Group Inc., Niclas Froberg, Carl Johan Grandinson, Jacob De Geer, Filip Scheja, Malin Johansson, Linda Kokovic and Anna Helena Sverkersdotter Westin.(9)

14.1	Code of Ethics(4)
16.1	Letter of Deloitte Statsautoriseret Revisionsaktieselskab dated March 20, 2009(3)
21.1	List of Subsidiaries(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 14, 2008.

(2)	Filed as an exhibit to the Amendment No. 2 on Form S-1/A filed with the Securities and Exchange Commission on July 15, 2008.

(3)	Filed as an exhibit to the Amendment No. 1 Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 24, 2008.

(4)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 15, 2009.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed on August 6, 2009.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2009.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on November 16, 2009.

(8)	To be filed as an amendment to our Current Report on Form 8-K filed on January 22, 2010.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on April 15, 2010.

(10)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARK GROUP INC.

By:	/s/ Bent Helvang

Bent Helvang
Chairman of the Board of Directors
Date: Date: April 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anders Hageskov

Anders Hageskov
(Principal Executive Officer)
President and Chief Executive Officer
Date: April 16, 2010

By:	/s/ Ulrik Gerdes

Ulrik Gerdes
(Principal Financial Officer and Principal Accounting Officer)
Chief Financial Officer
Date: April 16, 2010

By:	/s/ Bent Helvang

Bent Helvang
Director and Chairman of the Board of Directors
Date: April 16, 2010

By:	/s/ Klaus Aamann

Klaus Aamann
Director
Date: April 16, 2010