Form 10-Q
period 2010-03-31
BARK GROUP INC
filed 2010-05-20
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2010, there were 403,607,761 shares of the issuer’s common stock outstanding.

BARK GROUP INC

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	March 31,	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$5	$5
Accounts receivable, net	770	526
Costs and estimated earnings in excess of billings on projects in progress	747	743
Prepaid expenses and other current assets	57	34

Total current assets	1,579	1,308

Property, plant and equipment, net of accumulated depreciation	4,704	5,026
Equity investment	2,065	-
Goodwill	3,091	3,289
Other intangible assets, net of accumulated amortization	16	22
Deferred financing costs, net of accumulated amortization	54	57
Total assets	$11,509	$9,702

The accompanying notes are an integral part of these condensed consolidated financial statements

1

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	March 31,	December 31,
Liabilities	2010	2009
Current liabilities:
Accounts payable	$2,087	$1,736
Accrued liabilities	905	1,758
Billings in excess of costs and estimated earnings on projects in progress	756	720
Current portion of long-term debt	2,781	2,189
Current portion of obligations under capital leases	111	123
Current portion of debt to redeemed stockholders	131	192
Advances from related parties	174	399

Total current liabilities	6,945	7,117

Long-term debt , net of current portion	3,897	4,162
Long-term obligations under capital leases, net of current portion	61	93

Total liabilities	10,903	11,372

Non-Controlling interests	1,223	1,301

Commitments and contingencies

Stockholders’ Deficiency
Stockholders' deficiency:
Preferred stock $0.001 per share par value; 100,000,000 authorized; 0 issued and outstanding.	-	-
Common stock $0.001 per share par value; 2,000,000,000 shares authorized, 367,807,761 and 351,364,254 shares issued and outstanding at March 31, 2010 and December 31,2009, respectively	368	351
Additional paid-in capital	5,534	2,919
Accumulated deficit	(6,482)	(6,181)
Accumulated other comprehensive income	(37)	(60)

Total stockholder’s deficiency	(617)	(2,971)

Totals liabilities and stockholders` deficiency	$11,509	$9,702

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

		Three Months Ended March 31,
		2010		2009

Net revenues		$1,364		$1,243
Cost of revenues		(1,052)		(878)

Gross Profit		312		365

Selling, general and administrative expenses		(448)		(743)
Depreciation and amortization		(38)		(47)
Listing expenses		(2)		(13)

Loss from operations		(176)		(438)

Other income (expense),net:

Loss from equity investment		(18)		-
Interest expense		(114)		(138)

Total other income (expenses), net		(132)		(138)

Loss before income taxes and minority interest		(308)		(576)

Net loss attributable to non-controlling interest		6		46

Loss available to common stockholders		$(302)		$(530)

Loss per share Basic and diluted	$	(-)	$	(-)

Weighted-average shares used to calculate net loss per common share: Basic and diluted		351,494,775		316,334,980

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of USD)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(302)	$(559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	32
Amortization of customer relationship	4	15
Loss on equity investment	18	-
Provision (credit) for doubtful accounts	(25)	10
Stock based compensation	82	57
Non-Controlling interests	(7)	(17)
Changes in working capital:
Accounts receivable	(251)	(180)
Cost and estimated earnings in excess of billings on projects	(49)	(75)
Value added tax refund receivable	-	112
Prepaid expenses and other current assets	(25)	36
Accounts payable	457	147
Accrued expenses and other liabilities	(673)	195
Billings in excess of costs and estimated earnings	79	118
Net cash used in operating activities	(659)	(109)
Cash flows from investing activities:
(Purchase) and disposal of property and equipment	(14)	3
Net cash (used) provided by investing activities	(14)	3
Cash flows from financing activities:
Repayments of debt	(11)	(16)
Repayment of capital leases	(44)	(34)
Payment to redeemed stockholder	(58)	-
Proceeds from debt	783	143
Net proceeds from borrowings from related party	22	57
Proceeds from issuance of common stock, net of issuance costs	48	-
Net cash provided by financing activities	740	150
Effect of exchange rates on cash and cash equivalents	(67)	67
Net increase (decrease) in cash and cash equivalents	0	111
Cash and cash equivalents at beginning of period	5	86
Cash and cash equivalents at end of period	$5	$197

Supplemental information:
Cash paid for interest	$84	$70
Non-cash investing and financing activities:
Note payable converted into common shares	$62	$-
Extinguishment of debt from related parties	$223	$-
Issuance of common stock to acquire a 51% interest in Anaconda.tv GmbH	$2,083	$-
Adjustment of Non-Controlling interest to redemption value	$56	$29

The accompanying notes are an integral part of these condensed consolidated financial statements

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Business

          Bark Corporation, incorporated on October 9, 2006, is a holding company that conducts its operations through its 90.05% owned subsidiary Bark Advertising A/S ("Bark Advertising"), that was incorporated on October 12, 2006 and the wholly owned subsidiary Bark Property ApS ("Bark Property") that was incorporated on September 28, 2007. On May 14, 2007 Bark Advertising purchased 100% of the capital stock of Bark Copenhagen A/S ("Bark Copenhagen"), formerly known as LivingBrands A/S, and 100% of the capital stock of Bark Media ApS ("Bark Media), formerly known as Radar 360 ApS.

          During the first quarter of 2010, Bark Group completed the acquisition of a 51% interest in Anaconda.tv GmbH (”Anaconda”), a television production company incorporated in Germany. The acquisition was completed subject to various agreements, culminating in a Purchase Agreement (the “Purchase Agreement”) dated February 23, 2010 between Bark Group and Bark Holding Ltd. (“Holding”), formerly known as TVI Productions Ltd. Holding is a private corporation owned by René Lauritsen and Jesper Svane, each of whom is the owner of more than 10% of Bark Group’s outstanding common stock. Under the terms of the Purchase Agreement, Bark Group purchased a 25.5% interest in the issued and outstanding share capital of Anaconda on January 18, 2010. The Purchase Agreement also included an option for Bark Group to purchase an additional 25.5% interest in Anaconda, which was subsequently exercised effective March 31, 2010, giving Bark Group an aggregate 51% interest in Anaconda. Anaconda was founded by Matthias Lange, along with Mr. Lauritsen and Mr. Svane, who previously held 51% of Anaconda via Holding. As consideration for the acquisition, Bark Group issued an aggregate of 14 million shares of its common stock (7 million shares were issued on January 18, 2010 and 7 million shares were issued on March 31, 2010). At the direction of Holding, 7 million shares were issued directly to each of Mr. Lauritsen and Mr. Svane. The 14 million shares of common stock issued have not been registered under the Securities Act of 1933, as amended (the “Act”) and were based on a share price established via a fair value report at $0.1488 per share. Bark Group relied on Section 4(2) of the Act in completing the issuance of these shares based on the fact that Holding is controlled by two of Bark Group’s shareholders who each own more than 10% of Bark Group’s outstanding shares. All certificates representing the shares were endorsed with restrictive legends under the Act. Subsequent to March 31, 2010, Mr. Lange remains as the minority shareholder, with a 49% interest, as well as Managing Director of Anaconda. The Purchase Agreement specifies that a 62% majority vote of Anaconda’s shareholders is required to replace or supplement the Managing Director. In accordance with the authoritative guidance contained in ASC 805, Business Combinations, and ASC 810, Consolidation, management has performed an assessment based on all relevant facts and circumstances, and concluded that Mr. Lange has been granted a substantive participating right that precludes Bark Group’s majority voting interest from being considered a controlling financial interest. As such, Bark Group is required to account for its investment in Anaconda under the equity method, in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

Business

          Bark Group and its subsidiaries (collectively, the "Company") offer its customers a network of advertising and media services. The Company’s strategy is to acquire mid-size well established businesses throughout Europe in order to form a European network of advertising and media agencies.

Going Concern

          The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to operate with negative working capital (approximately $5,366,000 at March 31, 2010) and has limited financial resources available to pay ongoing financial obligations as they become due. Additionally, as of March 31, 2010, the Company reported a stockholders’ deficiency of approximately $617,000 which resulted primarily from operating losses incurred

          The Company's current source of funding, in addition to cash from operations and its operating line of credit, is a loan commitment of DKK 4,000,000 ($724,200) from Bark Holding. No advances have been made on this loan commitment as of May 15, 2010

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The Company plans to use both (i) its operating line of credit and (ii) loan from Bark Holding to finance its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. The Company plans to conduct an equity financing of its securities in order to raise additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in raising additional financing, then the Company will attempt to reduce its operating expenses significantly such that the Company would within a six month period be able to generate cash from operating activities. In the event that the Company fails to achieve additional financing, it will reconsider its acquisition strategy, and will further reconsider whether its status as a public company is beneficial, from a cost benefit perspective. The reduction in costs related to business development activities may impact on the Company’s ability to expand its business. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

          Based on the Company's current forecast it anticipates that cash flow from operations will be sufficient to cover its current on-going operating expenses. Therefore the Company estimates that it will require approximately $5,100,000 over the next twelve months in order to sustain its current obligations and to satisfy its working capital deficiency. This amount does not include any funds necessary for the Company to expand its business. Accordingly, the Company will require additional financing in order to pursue the expansion of its business, either through growth or acquisitions. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved or if we incur higher than anticipated costs in connection with our acquisition and integration of Tre Kronor (See note 12) and Anaconda.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
          The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of March 31, 2010, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the operating results for the full fiscal year or any future period.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s accounting policies are described in the Notes to consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2009, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

          The most significant areas that require management judgment are the Company’s revenue recognition, income taxes, impairment of goodwill, stock valuation, debt discounts on notes payable, other intangible assets, bad debts and depreciation.

Foreign Currency
          The Company has determined Danish Kronor is the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income (loss). During the three months ended March 31, 2010 and 2009 transaction gains and losses were not material.

          During the three months ended March 31, 2010 and 2009 the related translation adjustment which was included in other comprehensive income (loss) was as follows:

	2010	2009
Net loss available to common stockholders	USD 302,000	USD 530,000
Translation adjustment	USD (23,000)	USD 33,000
Comprehensive loss	USD 279,000	USD 563,000

Loss per Share
          Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be antidilutive. As per March 31, 2010 and 2009 the Company had 7,778,720 non-vested shares subject to repurchase which were excluded in the weighted average number of common shares outstanding.

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

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Goodwill is accounted for under FASB ASC 350, Goodwill and other. Under FASB ASC 350, the Company’s goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in May. Since inception the Company has operated in one reporting unit. This reporting unit is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. There was no impairment of goodwill during the three month ended March 31, 2010.

Equity investments
          Investments in business entities in which the Company lacks a controlling financial interest but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of such entity is recorded in “Loss from equity investment” included in “Other income (expense), net” on the Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements
          In February 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, as this standard relates specifically to disclosures, the adoption will not have an impact on the Company’s consolidated financial position and results of operations.

          In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance.

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

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010
		Quoted prices
	Total Carrying	in active	Significant other	Significant
	Value at March	markets (Level	observable	unobservable
	31, 2010	1)	inputs (Level 2)	inputs (Level 3)

Goodwill	$3,091,000	$-	$-	$3,091,000

          Goodwill is measured at fair value using discounted cash flows and is classified within Level 3 of the valuation hierarchy.

          The following table sets forth a summary of the changes in the fair value of our Level 3 financial assets that are measured at fair value on a recurring basis:

	March 31	December 31
	2010	2009

Beginning balance	$3,289,000	$3,230,000
Currency adjustment	(198,000)	59,000
Ending balance	$3,091,000	$3,289,000

Note 4 - Concentration of credit risk

          Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

          During the three months ended March 31, 2010 customers T, K, D and V accounted for approximately 18%, 14%, 11% and 10% respectively of revenue. During the three months ended March 31, 2009 customers D, and K accounted for approximately 36% and 35%, respectively of revenue. No other customers individually represented more than 10% of revenue for any period presented.

          As of March 31, 2010 customers T and K accounted for approximately 37% and 21% of the Company’s accounts receivables, respectively. As of December 31, 2009 customers E and K accounted for approximately 37% and 14% of the Company´s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

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

          In January 2009, two Class B shareholders representing 131 shares were redeemed. The redeemable amount as of March 31, 2010 was DKK 724,680 ($131,206) and as of December 31, 2009 was DKK 994,356 ($191,587). The redemption of shares is paid in 8 quarterly installments, including interest at variable rates (5% at December 31, 2009). At March 31, 2010, 3 installments are remaining.

          In November 2009 three additional Class B shareholders representing 75 shares were redeemed for DKK 900,000 ($180,000). The redeemable amount was converted to a total of 2,000,000 shares of common stock in Bark Group.

          At each reporting date the Company records the Class B shares at the higher of (1) the redemption value or (2) the amount that would result from applying consolidation as included in ASC 810. All adjustments related to the application of the above would be recorded within additional paid-in capital. Adjustment related to the above has no impact on consolidated net loss of the Company, net loss attributable to the Company or loss available to common stockholders of the Company as the impact of the adjustment prior to January 1, 2009 was on loss attributable to common stockholders and accordingly the Loss Per Share (LPS) at December 31, 2008 was reported $(0.01) . There are no deferred income tax consequences arising from the recognition of adjustments under ASC 505 as these adjustments are not deductible under Danish tax law.

          At March 31, 2010, the redemption value exceeded the value from applying consolidation accounting according to FASB ASC 810, and therefore the minority interest was recorded at the redemption value of $1,223,000. At December 31, 2009, the redemption value exceeded the value from applying consolidation accounting according to FASB ASC 810, and therefore the minority interest was recorded at the redemption value of $1,301,000.

          The change in carrying amount of Non-Controlling interest is as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
Balance at beginning of period	$1,301	$1,448
Shares issued in subsidiary Bark Advertising loss attributable to Non-Controlling interest
	(6)	(79)
Adjustment according to FASB ASC 810	(56)	101
Currency adjustment	(16)	4
Redeemed shares converted to shares in Bark Group Inc	-	(173)
Balance at end of period	$1,223	$1,301

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6 – Long and short-term debt

Long and short-term debt

          Bark Corporation has a floating interest rate line of credit facility in the amount of DKK 7,000,000 (USD 1,250,700) which expires on November 15, 2010. As at March 31, 2010 and December 31, 2009, the amount outstanding under this line of credit facility was $1,327,000 and $1,421,000, respectively.

          On January 15, 2010, the Company converted a short term loan with a principal balance of DKK 250,000 ($48,287) and a total balance including interest of DKK 320,000 ($61,807). According to the loan agreement the loan was converted into 400,000 shares of common stock, which equals a price of $0.154 per share. The price per share used in conversion is considered a fair value when compared to the value of $0,149 per share established via a fair value report.

          The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($186,000) on February 4, 2010 in order to fund working capital until additional capital could be raised. The loan matures on April 30, 2010 together with accrued interest of DKK 200,000 ($37,970). According to the loan agreement the holder has the right to convert the loan into shares of common stock at a price of $0.16 per share. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a possible deferred debt discount of $119,594. As the note holds a contingent conversion no deferred debt discount was recognized. As at March 31, 2010 the amount outstanding including accrued interest was $205,525. As of May 19, 2010 the holder has not exercised his right to convert nor did he call the loan.

          The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010 in order to fund working capital until additional capital could be raised. The loan matures on June 30, 2010 together with accrued interest of DKK 200,000 ($37,970). If the Company chooses not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a total value of DKK 2,500,000 ($452,636). Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a possible deferred debt discount of $597,668. As the note holds a contingent conversion no deferred debt discount was recognized. As at March 31, 2010 the amount outstanding including accrued interest was $191,661.

          On March 10, 2010 the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $71,033 which will be recorded as interest expenses ratably over the loans maturity. As at March 31, 2010 the amount outstanding including interest and deferred discount was $84,045.

          On March 15, 2010 the Company obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a possible deferred debt discount of $149,603. As the note holds a contingent conversion no deferred debt discount was recognized. As at March 31, 2010 the amount outstanding was $250,000

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 7 – Non-vested shares

          In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 ($65,100). A weighted average grant date fair value of per share. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards become fully vested on May 31, 2010. The Company expects these shares to become fully vested. The Company records compensation expense ratably over the vesting period. During the three months ended March 31, 2010 and 2009, the Company recorded $59,180 and $57,064 of compensation expense, respectively, related to these awards.

          As of March 31, 2010 there was $38,550 of total unrecognized compensation costs related to the non-vested share-based compensation arrangements granted following currency adjustment of $33,700. The cost is expected to be recognized during the second quarter of 2010. No shares have vested during the three months ended March 31, 2010.

Note 8 – Stock based compensation

          In August and September 2009 the company issued 3,000,000 shares to three consulting companies for services rendered during 2009 through 2012. The market value of the shares, on the date of signing the agreements was $487,500. During the three months ended March 31, 2010 and 2009 the Company recorded stock based compensation of $23,021 and $20,313 respectively. The Company will record compensation expense ratably over the remaining period.

          As of March 31, 2010 there was $184,167 of total unrecognized compensation costs related to the issuance. The cost is expected to be recognized over a period of 8 quarters.

Note 9 - Related party transactions

          Fee to Chairman of the Board Bent Helvang
     BH Media ApS (a company 100% owned by Bent Helvang) is according to contract entitled to invoice the Company DKK 90,000 ($16,677during the three months ended March 31, 2010 and 2009, respectively, for services provided to the Company relating to acquiring new companies, strategy planning and management services. Such services have been recorded as a component of selling, general, and administrative expenses. At March 31, 2010, and December 2009 BH Media ApS has a receivable of DKK 959,966 ($173,806) and DKK 867,744 ($167,192) respectively which has been classified in advances from related parties.

          Fee to CEO Anders Hageskov
          Lugano Communication and Entertainment (a company in which Anders Hageskov was employed up until October 31, 2009) invoiced the Company $68,120 during the three months ended March 31, 2009, for services rendered by Anders Hageskov to Bark Copenhagen and Bark Advertising. This fee included reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and has been recorded as a component of selling, general, and administrative expenses. Since November 1, 2009 Anders Hageskov has been employed by the Company.

          Loan from Bark Holding, British Virgin Islands
          During year ended December 31, 2008, the Company received a loan from Bark Holding at an interest rate of 7% per annum. Bark Holding Ltd., is a private company controlled by Mr. Svane and Mr. Lauritsen, shareholders of the Company. The balance of the loan as per March 19, 2010 DKK 1,127,475 ($209,565) was forgiven and the forgiveness of loan was recorded as additional paid in capital in stockholders’ equity.

          Loan from Jesper Svane and Rene Lauritsen
          During 2008, Jesper Svane and Rene Lauritsen, shareholders of the Company made payments of DKK 91,600 ($17,300) to trade creditors on behalf of the Company. The loan was forgiven on March 19, 2010 with a balance of DKK 73,600 ($13,680) which was recorded as additional paid in capital in stockholders’ equity.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          Acquisition of Anaconda
          During the first quarter of 2010, Bark Group completed the acquisition of a 51% interest in Anaconda.tv GmbH (”Anaconda”), a television production company incorporated in Germany. The acquisition was completed subject to various agreements, culminating in a Purchase Agreement (the “Purchase Agreement”) dated February 23, 2010 between Bark Group and Bark Holding Ltd. (“Holding”), formerly known as TVI Productions Ltd. Holding is a private corporation owned by René Lauritsen and Jesper Svane, each of whom is the owner of more than 10% of Bark Group’s outstanding common stock. Under the terms of the Purchase Agreement, Bark Group purchased a 25.5% interest in the issued and outstanding share capital of Anaconda on January 18, 2010. The Purchase Agreement also included an option for Bark Group to purchase an additional 25.5% interest in Anaconda, which was subsequently exercised effective March 31, 2010, giving Bark Group an aggregate 51% interest in Anaconda.

Note10 - Commitments and contingencies

          Litigation
          In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($212,000), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, the Company paid DKK 242,500 ($52,000) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($160,100), representing the IP element of the claim. On April 28, 2009, Copenhagen City Court issued a judgment where the Company was ordered to pay DKK 865,700 ($170,283) including court costs and interests. In December 2009 the Danish Eastern High Court issued a final judgment where the Company was ordered to pay approximately DKK 900,000 ($173,407) including court costs and interests. This amount and other legal costs of approximately DKK 150,000 ($28,901) were included as a component of accrued liabilities at December 31, 2009. As of March 31, 2010 the accrued liability less payments during the three months ended March 31, 2010 equals DKK 56,255 ($10,185).

Note 11 – Net loss per share

          The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in 000's USD except share and per share data):

		3 Months Ended March 31,
		2010		2009
Numerator:
Loss available to common shareholders		$(302)		$(530)

Denominator:
Shares used in computation - basic:
Weighted average shares outstanding		359,273,495		324,113,700

Weighted average common shares outstanding subject to repurchase		(7,778,720)		(7,778,720)

Shares used in computing basic net loss per share		351,494,775		316,334,980
Shares used in computation - diluted:
Weighted average shares outstanding		351,494,775		316,334,980
Dilutive effect of common shares outstanding subject to repurchase		-		-

Shares used in computing diluted net loss per share		351,494,775		316,334,980

Net loss per share - basic and diluted	$	(-)	$	(-)

          Bark Group has securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of 7,778,720 non-vested shares issued to two executives.

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12 – Subsequent events

          In April 2010, the Company issued a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due one year from date of issue. The Note are convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

          On May 4, 2010, the Company completed the acquisition of the issued and outstanding shares of Tre Kronor Media AB, a Swedish [media] company (“Tre Kronor”).

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

          In May 2010, the Company issued a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due one year from date of issue. The Note are convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2010 and 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our clients are comprised primarily of European businesses that range in size from small local businesses to larger trans-national and multi-national corporations. These clients include a range of businesses including financial institutions and banks, consumer products companies and luxury goods companies

Our strategic plan is to combine traditional advertising agency skills with the media agency and relevant digital know-how in order to create a communications company that is able to deliver effective integrated advertising and marketing campaigns and activities. We believe that this transformation from a traditional advertising agency to an integrated communications company has only been done on a limited scale to date. We believe this presents us with a market opportunity to expand our business and compete with much larger competitors in the marketplace.

Our strategy moving forward is to pursue the acquisition of additional businesses in our industry with the objective of increasing the size of our business, with the overall objective of increasing our revenue and profits. We intend to finance these acquisitions with the proceeds from the issuance of additional equity or debt. We plan to pursue an equity financing in the amount $8 million in 2010, but we can provide no assurance as to whether we will be successful in such efforts.

Acquisition of 51% Interest in Anaconda TV GmbH

We completed the acquisition of a 51% interest in Anaconda.tv GmbH, a television production company incorporated in Munich, Germany (“Anaconda”) effective March 31, 2010. The acquisition was completed pursuant to a share purchase agreement dated January 18, 2010 between Bark Corporation A/S, our wholly owned subsidiary, entered into a share purchase agreement (the “Share Purchase Agreement”) and Bark Holding Ltd. (“Bark Holding”). Under the terms of the Share Purchase Agreement, we agreed to purchase a 25.5% interest in the issued and outstanding share capital of Anaconda. The Share Purchase Agreement also included the grant by Bark Holding to Bark Corporation A/S of the option to purchase an additional 25.5% interest in Anaconda. We were entitled to exercise this option on or before March 31, 2010. We determined to exercise this option and completed the acquisition of the 51% interest in Anaconda effective March 31, 2010. As consideration for this acquisition, we have issued an aggregate of 14,000,000 shares of our common stock (the “Consideration Shares”). Of the Consideration Shares, 7,000,000 shares were issued to Mr. Jesper Svane, one of our principal shareholders, and 7,000,000 shares were issued to Mr. René Lauritsen, at the direction of Bark Holding. Bark Holding is a private corporation owned by Mr. Lauritsen and Mr. Svane, each of whom is the owner of more than 10% of our outstanding common stock.

Anaconda was founded by Mr. Matthias Lange, the minority shareholder of Anaconda, and two of the present major shareholders of Bark Group, Mr. Svane and Mr. Lauritsen. Mr. Svane and Mr. Lauritsen previously held 51% of Anaconda through Bark Holding. This interest has been transferred to us, with Mr. Lange holding the remaining 49% interest in Anaconda.

Anaconda is an international format and production company located in Germany that was pre-nominated as one of the runner ups for an OSCAR for one of its productions some years ago. The company produces TV formats for a number of TV stations in Germany and Europe, such as RTL, ZDF, as well as TV channels in the US, and specializes also in clips show as well as fiction and factual programs as well as the content for internet commercials. Anaconda’s staff consists of seven people and a number of freelancers depending on the scale of production. Anaconda’s headquarters are in Taufkirchen, a suburb to Munich, Germany. Due to the fact that approximately 70 % of Europe has broadband Internet coverage, Bark Group plans to use Anaconda’s capabilities for live production for their digital platform on the Internet as well as the production of commercials and product placement for television.

Acquisition of Tre Kronor Media AB

We completed the acquisition of all of the issued and outstanding shares of Tre Kronor Media AB, a Swedish media company (“Tre Kronor”) on May 4, 2010. The acquisition was completed further to a share purchase agreement dated April 9, 2010 entered into between Bark Group and each of the shareholders of Tre Kronor. We issued an aggregate of 35,000,000 shares of common stock to the shareholders of Tre Kronor, pro rata with their respective ownership interests in Tre Kronor, to complete the acquisition. In the event that we do raise share capital injections or external financing via convertible notes before 31 December 2010 in the minimum amount of $3,000,000, the Tre Kronor shareholders will have the right to re-acquire all of the issued and outstanding shares of Tre Kronor from us by (i) delivering written notice by 15 January 2011 and returning to us all consideration issued to such shareholders within 30 days of such notice, including the cash value of any shares that may have been sold by the Tre Kronor shareholders. Additional principal terms of the Tre Kronor are summarized in our current report on Form 8-K filed with the SEC on May , 2010

Tre Kronor Media is a Swedish media and advertising business founded September 2007 by Niclas Froberg (Former Nordic CEO for MindShare and owner of MindShare Sweden), Carl Johan Grandinson and Jacob de Geer (co-founders of Tradedoubler). Bark Group will operate Tre Kronor Media as Bark Stockholm following completion of the acquisition. Tre Kronor Media is a result based advertising agency that works hand in hand with clients to determine their requirement needs. To get the most efficient value for their media investment they coordinate and negotiate with different suppliers and collaborative business partners online as well as offline. Tre Kronor Media has staff of 10 people who are employed at its offices at Sveavägen 17 in Stockholm where they handle media and advertising campaigns in Sweden for more than 30 Swedish national and international clients. Tre Kronor Media has received awards for “Agency of the Year” and “Media Agency of the Year” in Sweden in 2010.

Bark Group believes that Tre Kronor Media's business model of performance-based marketing is consistent with Bark's strategy of acquiring professional, profitable and innovative multi-platform media companies. Bark Group’s objective is to expand its presence globally following targeted acquisitions of small media businesses with high profile and top creative staff.

Results of Operations

Revenues

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

Our revenues increased to $1,364,000 during the three months ended March 31, 2010 as compared to $1,243,000 during the three months ended March 31, 2009, representing an increase of $121,000 or 10%. The increased revenue arises from projects for new customers.

During late 2009 and in the first quarter of 2010 we have gained five significant advertising customers

We anticipate further revenues from these new customers from recurring projects based on discussions with these new clients and proposed marketing budgets, however we do not have long term contracts with these new customers and there is no assurance that client indications of future projects will materialize into revenues.

Cost of Revenues

Our cost of revenues is attributable to direct costs that we incur to produce a final communication product incorporating the marketing and advertising concepts that we develop. The final communication product is then delivered to media outlets who then broadcast to the public. These direct costs include, for example, the following:

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

Cost of revenues totaled $1,052,000 for the three months ended March 31, 2010 as compared to $878,000 for the three months ended March 31, 2009, an increase of $174,000, or 20%. The increase cost’s relates to salary expenses due to a change in managements salary allocation to cost of revenues and the reinstitution of the salary cuts which were effective in 2009.

Gross Profit

Gross profit decreased from $365,000 to $312,000 during the 2010 period compared to the 2009 period. Reason being, that our cost of revenues increased more than our revenues due to the above mentioned change in allocation of salaries to management and rising cost of salaries.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include the following expenses:

  salaries for administrative staff and administrative functions,

  fees to our chairman which are not included in salaries,

  a portion of stock based compensation relating to stock issued to 2 employees,

  office rental and associated office costs,

  professional expenses, including lawyers, auditors and other consultancy costs (excluding expenses classified as listing expenses),

  client marketing, travel and entertainment expenses,

  allowance for doubtful accounts, and

  information technology costs.

Our selling, general and administrative expenses totaled $448,000 for the three months ended March 31, 2010 as compared to $743,000 for the three months ended March 31, 2009, representing a decrease of $295,000. The decrease is comprised by i) a reversal of costs related to sales commission from share issuance ($170,000) and ii) decreased salary costs.

Depreciation and Amortization

Depreciation includes depreciation on building, plant, equipment and amortization of customer relationships.

Depreciation and amortizations totaled $38,000 for the three months ended March 31, 2010 as compared to $47,000 for the three months ended March 31, 2009, representing a decrease of $9,000, or 19%. The decrease is caused by amortization of customer relationships.

Listing Expenses

Listing expenses include expenses attributable to the filing of a registration statement with the SEC.

Listing expenses totaled $2,000 for the three months ended March 31, 2010 as compared to $13,000 for the three months ended March 31, 2009, representing a decrease of $11,000. The higher expense in 2009 was due to preparation costs prior to our share began trading on the OTCB.

Loss from equity investment

On January 10, 2010 we acquired a 25.5% interest and on March 31, 2010 we acquired additional 25,5% interest in Anaconda GmbH. According to Anaconda’s unaudited financial statements for the three month ended March 31, 2010 Anaconda reported a total loss of $77,458 of which $17,777 was allocated to us.

Interest Expense

Interest expense includes interest that we pay on our loans from Danske Bank and Realkredit Denmark. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expenses totaled $114,000 for the three months ended March 31, 2010 as compared to $138,000 for the three months ended March 31, 2009. The variance is attributable to decreased interest rate on mortgage to Realkredit Denmark.

Net Loss

We recorded a net loss of $302,000 for the three months ended March 31, 2010 as compared to a net loss of $530,000 for the three months ended March 31, 2009, representing a decrease in our loss of $228,000. The main reason for the decrease is lower selling, general and administrative expenses.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2010 and December 31, 2009, we had cash of $5,000. Our working capital deficit decreased from $5,809,000 at December 31, 2009 to $5,366,000 at March 31, 2010, a decrease of $443,000. The decrease to our working capital deficit is mainly due to the debt forgiveness $223,000 from related parties and from increased receivables from customers.

Cash Requirements

We are presently experiencing negative cash flows from our operating activities and we have a working capital deficit. Additionally, as of March 31, 2010, we reported a shareholders’ deficit which resulted primarily from operating losses incurred through the first quarter of 2010 partly set off by our acquisition of Anaconda which were paid by issuance of shares of common stock. Our working capital deficit was $5,366,000 as of March 31, 2010. Based on our current forecast we anticipate that cash flow from operations will be sufficient to cover our current ongoing operating expenses. Therefore we estimate that we will require approximately $5,100,000 over the next twelve months in order to sustain our current obligations and to satisfy our working capital deficiency. This amount does not include any funds necessary for us to expand our business. Accordingly, we will require additional financing in order to pursue the expansion of its business, either through growth or acquisitions. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved or if we incur higher than anticipated costs in connection with our acquisition and integration of Tre Kronor and Anaconda.

Our sources of additional cash, in addition to cash from operations and out operating line of credits, include our loan commitment of DKK 4,000,000 ($724,200) from Bark Holding. Bark Holding is a company registered in British Virgin Islands. We plan to use our loan from Bark Holding to finance our operations over the next twelve months. However, we will require additional financing beyond this loan in order to conduct our business in accordance with our plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances have been made on this loan commitment as of May 19, 2010. We plan to conduct an equity financing of our securities, as outlined below, in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If we are not successful in obtaining additional financing, we will reconsider our acquisition strategy and will further reconsider whether our status as a public company is beneficial from a cost benefit perspective. Any decisions made in this regard, may impact our ability to expand our business.

We also entered into an engagement agreement with an investment bank with the objective of securing additional financing, but we do not have any commitment from the investment bank to complete any financing. There is no assurance that we will raise any additional financing from either this investment bank or any other investors. We believe that the current volatility in the financial markets will make it more difficult for us to complete an equity financing, either through the investment bank or through any other party. We also plan to pursue alternate financing beyond the arrangement with this investment bank, which may be either debt or equity financing. We do not have any commitments for any such financing in place. If we are not successful in raising additional financing, then we may not be able to expand our business as anticipated. If we are successful in raising additional financing, then we will adjust our expansion plans based on the amount of funds available to us. We may also determine to use a portion of the proceeds to repay outstanding debt.

Bank Indebtedness

Bark Corporation borrowed DKK 9,000,000 (equivalent to $1,773,400 as at December 31, 2007) pursuant to a credit facility with Danske Bank in May 2007 in order to enable Bark Corporation to complete the acquisition of Bark Copenhagen and Bark Media. Total credit line on this loan was DKK 7,000,000 ($1,267,400) as of March 31, 2010. The maturity date of this loan has been extended to May 15, 2010. Current interest rate of this loan is 13.75% . At March 31, 2010 and December 31, 2009, the outstanding balance of line of credit was $1,326,700 and $1,420,900, respectively, including accrued interest on the outstanding balance of line of credit.

Bark Property obtained a DKK 14,900,000 ($2,819,300) loan on May 16, 2008 bearing variable interest of currently 1.766% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 20 years) from Realkredit Denmark (a credit institution). Interest is payable on the last working day of each quarter. This loan is secured by a mortgage against our Copenhagen office property as a first priority mortgage. On November 21, 2008 Bark Corporation obtained a loan of DKK 1,611,000 ($304,800) from Realkredit Denmark bearing a variable interest rate of currently 1.766% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 19 years). At March 31, 2010 and December 31, 2009, the outstanding balance of the loans aggregating approximately $2,989,571 and $3,181,442, respectively.

On March 7, 2008, two new bank loans totaling DKK 7,000,000 (USD 1,324,500) were entered into. The two new loans are to be repaid in quarterly installments over 15 years. The interest rate is fixed quarterly as "Danske Bor" plus a margin of 3.00% . At March 31, 2010 and December 31, 2009, the outstanding balance of these loans aggregating $ 1,045,482 and $1,097,469, respectively.

Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 3,000,000 ($543,163). As at March 31, 2010 and December 31, 2009, the amount outstanding under this line of credit facility was approximately $550,000 and $555,000, respectively. $188,000 of the $550,000 is to be repaid to the bank by November 15, 2010. The rate of interest payable under the line of credit facility is presently 7.35% per annum.

The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($186,000) on February 4, 2010 in order to fund working capital until additional capital could be raised. The loan matures on April 30, 2010 together with accrued interest of DKK 200,000 ($37,970). According to the loan agreement the holder has the right to convert the loan into shares of common stock at a price of $0.16 per share. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a possible deferred debt discount of $119,594. As the note holds a contingent conversion no deferred debt discount was recognized. As at March 31, 2010 the amount outstanding including accrued interest was $205,525. As of May 19, 2010 the holder has not exercised his right to convert nor did he call the loan.

The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010 in order to fund working capital until additional capital could be raised. The loan matures on June 30, 2010 together with accrued interest of DKK 200,000 ($37,970). If the Company chooses not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a total value of DKK 2,500,000 ($452,636). Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a possible deferred debt discount of $597,668. As the note holds a contingent conversion no deferred debt discount was recognized. As at March 31, 2010 the amount outstanding including accrued interest was $191,661.

On March 10, 2010 the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $71,033 which will be recorded as interest expenses ratably over the loans maturity. As at March 31, 2010 the amount outstanding including interest and deferred discount was $84,045.

On March 15, 2010 the Company obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a possible deferred debt discount of $149,603. As the note holds a contingent conversion no deferred debt discount was recognized. As at March 31, 2010 the amount outstanding was $250,000

In April 2010, the Company issued a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due one year from date of issue. The Note are convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

In May 2010, the Company issued a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due one year from date of issue. The Note are convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

Bark Holding Loan

During year ended December 31, 2008, the Company received a loan from Bark Holding at an interest rate of 7% per annum. Bark Holding Ltd., is a private company controlled by Mr. Svane and Mr. Lauritsen, shareholders of the Company. The balance of the loan as at March 19, 2010 DKK 1,127,475 ($217,236) was forgiven and recorded as additional paid in capital.

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

Going Concern

Our unaudited condensed consolidated financial statements for the three months ended March 31, 2010 have been prepared assuming that we will continue as a going concern. We currently have and had as at both March 31, 2010 and December 31, 2009 negative working capital and limited financial resources available to pay ongoing financial obligations as they became due. Our net working capital deficit at March 31, 2010 was $5,366,000 which is an improvement of $443,000 as compared to December 31, 2009.

Further, at March 31, 2010, we had a shareholder’s deficit of $617,000 which resulted primarily from operating losses incurred in 2007, 2008, 2009 and 2010 partly set off by our acquisition of an 51% interest in Anaconda for which consideration were 14,000,000 of our shares of common stock. As compared to December 31, 2009 our shareholder’s deficit was improved with $2,354,000.

Although both net working capital and stockholder’s deficiency improved as of March 31, 2010 the conditions raise doubt about the Company’s ability to continue as a going concern.

Based on our current forecast we anticipate that cash flow from operations will be sufficient to cover our current ongoing operating expenses. Therefore we estimate that we will require approximately $5,100,000 over the next twelve months in order to sustain our current obligations and to satisfy our working capital deficiency. This amount does not include any funds necessary for us to expand our business. Accordingly, we will require additional financing in order to pursue the expansion of our business, either through growth or acquisitions. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved or if we incur higher than anticipated costs in connection with our acquisition and integration of Tre Kronor and Anaconda.

Our current source of funding, in addition to cash from operations and our operating line of credits, is our loan commitment of DKK 4,000,000 ($724,200) from Bark Holding, a related party.

We plan to use both (i) our operating line of credit and (ii) the loan from Bark Holding to finance our operations over the next twelve months. However, we will require additional financing beyond this in order to conduct our business in accordance with our plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. We plan to conduct an equity financing of its securities in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If we are not successful in raising this additional financing, then we will attempt to reduce our operating expenses significantly such that we would within a six month period be able to generate cash from operating activities. In the event that we fail to achieve additional financing, we will reconsider our acquisition strategy, and will further reconsider whether our status as a public company is beneficial, from a cost benefit perspective. The reduction in costs related to business development activities may impact on our ability to expand our business. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As a result of the above, we believe that a substantial doubt about our ability to continue as a going concern remained as at March 31, 2010, as reflected in the notes to our condensed consolidated unaudited financial statements for the three months ended March 31, 2010. Our condensed consolidated unaudited financial statements for the three months ended March 31, 2010 do not include any adjustment that might result from the outcome of this uncertainty.

Cash Used In Operating Activities

We used cash of $659,000 in the three months ended March 31, 2010, compared to use of cash of $109,000 in the three months ended March 31, 2009. The increase in cash used in operating activities primarily reflects increased accounts receivables including billings in progress, decreased accrued expenses and other liabilities, partly set off by a decreased net loss and increased accounts payables.

Cash From/Used in Investing Activities

We used cash of $14,000 in the three months ended March 31, 2010 by purchasing equipment. In the three months ended March 31, 2009 we generated cash of $3,000 by selling equipment.

Cash from Financing Activities

We generated cash of $740,000 from financing activities during the three months ended March 31, 2010, which represented proceeds from issuance of common stock of $48,000, proceeds from borrowings from related parties of $22,000 and net proceeds from debt of $771,000, partly offset by repayments of capital leases of $44,000, and repayments to redeemed stockholders of $58,000. In the three months ended March 31, 2009 we generated cash of $150,000

Critical Accounting Policies and Estimates

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

Business Combinations

We account for our business combination transactions utilizing the acquisition method of accounting. Under the acquisition method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions. Finite-lived identifiable intangible assets are amortized over its expected life on a straight-line basis, as this basis approximates the expected cash flows from the Company’s existing definite-lived identifiable intangible assets over the expected future.

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

Analysis of Impairment

We acquired our operating business, which is our sole goodwill reporting unit, in May 2007. We accounted for our acquisition of this business using the purchase method of accounting, which resulted in the recognition of approximately $3,091,000 of goodwill. In accordance with applicable standards specified in the Accounting Standards Codification, we test goodwill at the reporting unit’s level for possible impairment at least once annually and in between annual testing dates if events or changes in circumstances indicate that the carrying value of our goodwill might not be recoverable. We have designated December 31 as our as the formal date of our annual goodwill impairment test.

In conjunction with our 2009 audit, we performed our annual impairment testing during March 2010. During the three month ended March 31, 2010 no events or changes in circumstances indicates that the carrying value of our goodwill might not be recordable.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2010 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management completed an evaluation of our internal control as of December 31, 2009 and concluded that our internal control over financial reporting is not effective as of December 31, 2009. In connection with the audit of our financial statements as of December 31, 2009 and for the year ended December 31, 2009 our auditors and we have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (" PCAOB ").

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In March 2008, Bark Corporation received a notice of a claim from two former employees for damages and compensation of approximately DKK 1,000,000 ($212,000), based on an alleged breach by Bark Corporation of the terms of employment (“employment element” of the claim) and non-payment for the transfer of specified intellectual property (“IP element” of the claim). In March 2008, the Company paid DKK 242,500 ($52,000) to such employees related to the employment element of the claim. On April 8, 2008 Bark Corporation received a petition from the former employees reducing their claim to DKK 757,500 ($160,100), representing the IP element of the claim. On April 28, 2009, Copenhagen City Court issued a judgment where the Company was ordered to pay DKK 865,700 ($170,283) including court costs and interests. In December 2009 the Danish Eastern High Court issued a final judgment where the Company was ordered to pay approximately DKK 900,000 ($173,407) including court costs and interests. This amount and other legal costs of approximately DKK 150,000 ($28,901) were included as a component of accrued liabilities at December 31, 2009. As of March 31, 2010 the accrued liability less payments during the three months ended March 31, 2010 equals DKK56,255 ($10,185).

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

Our audited financial statements for the year ended December 31, 2009 and our interim financial statements for the three months ended March 31, 2010 both include a note expressing doubt about our ability to continue as a going concern. The inclusion of this note was due to the fact that we have negative working capital of $5,809,000 and we reported a shareholder’s deficiency of $2,971,000 as at December 31, 2009 and we had negative working capital of $5,366,000 and reported a shareholder deficit of $617,000 as at March 31, 2010. This note also reflects the fact that we have incurred losses to date without achieving profitable operations, including a net loss of $3,197,000 for the year ended December 31, 2008, a net loss of $2,569,000 for the year ended December 31, 2009 and a net loss of $302,000 for the three month ended March 31, 2010. We intend to fund our operations and expansion through future sales and equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the current fiscal year. Thereafter, we will be required to seek additional funds, either through sales and/ or equity financing, to finance our long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors raise substantial doubt about our ability to continue as a going concern. As a result, we caution investors that there is a risk that our business could fail. Our current working capital deficit as at March 31, 2010 and our negative cash flow from operations for the three month ended March 31, 2010 raise substantial doubt about our ability to continue as a going concern. Accordingly, there remained a substantial doubt about our ability to continue as a going concern as at March 31, 2010, as reflected in the notes to our interim consolidated financial statements for the three months ended March 31, 2010.

Our business strategy of development through acquisitions and investments can be risky.

Our business growth strategy includes, among other things, acquiring established advertising and communication boutique firms. We acquired Bark Copenhagen and Bark Media during fiscal 2007. We also acquired a 51% interest in Anaconda in the first quarter of 2010 and Tre Kronor in the second quarter of 2010. The identification of acquisition candidates is difficult and we may not correctly assess the risks related to such acquisitions and investments. In particular, our determinations and assessments of acquisition candidates involve assessments of the financial performance of the acquisition candidates and past financial performance that we observe may not be indicative of future financial performance. In addition, acquisitions could be effected on terms less satisfactory to us than expected and the newly acquired companies may not be successfully integrated into our cohesive operations or in a way that produces the synergies or other benefits we hope to achieve. We may not be able to successfully integrate new acquired businesses into our group of companies. In particular, loss of key personnel will adversely impact our ability to continue operations of these acquisition companies after we have completed their acquisition. Further, in our inability to raise capital may adversely impact on our ability to invest in these acquired businesses in order to achieve projected growth and returns on investment. If these risks materialize, the benefit that we derive from businesses that we acquire may be less than the costs to us of acquiring these businesses, with the result that our operating losses could increase.

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

We are also exposed to liquidity risks in meeting its operating and capital expenditure requirements in instances where cash positions are unable to be maintained or appropriate financing is unavailable. These factors may impact our ability to obtain loans and other credit facilities in the future and on favorable terms. If these increased levels of volatility and market turmoil continue, our operations could be adversely impacted and the trading price of our common stock could be adversely affected.

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

While we have acquired Tre Kronor, the Tre Kronor shareholders have been granted the right to repurchase the outstanding shares of Tre Kronor from us in the event that we do not raise the agreed upon amounts of capital. There is no assurance that we will be able to raise the necessary capital required in order to ensure that the right of re-purchase is not triggered. We presently do not have any arrangements in place for such financing.

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

As at March 31, 2010, two customers accounted for approximately 58% of our accounts receivables. Four customers accounted for approximately 53% of our revenue in the three month ended March 31, 2010. Other than these six customers, no other customers represented more than 10% of our accounts receivable or our revenue in the three month ended March 31, 2010. There can be no assurance that we will be able to continue to retain our relationships with these key customers or that these key customers will engage us for future advertising and marketing programs.

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

As a public company, we are required to document and test our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, which requires annual management assessment of the effectiveness of our internal controls over financial reporting. Our independent auditor’s first report on compliance with Section 404 is expected to be in connection with the audit of our financial statements for the year ending December 31, 2010.

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

Risks Relating To Our Common Stock

Our principal shareholders will be able to exert significant control over the election of our directors and the management of our business and their interests may differ from those of our other shareholders

Our principal shareholders include our directors, Mr. Bent Helvang ,Mr. Klaus Aamann, Mr. Anders Hageskov, our chief executive officer, Svaneco Ltd, a private company controlled by Mr. Jesper Svane and Sapiens Alliance Ltd., a private company controlled by Mr. Rene Lauritsen. These shares are held both directly and indirectly through privately controlled corporations. As of April 15, 2010, these principal shareholders owned or controlled 241,671,940 shares of common stock, representing 66% of our outstanding shares of common stock. By virtue of their shareholdings, our principal shareholders will be able to elect members of our board of directors, control our management and affairs and cause or prevent corporate transactions such as mergers, consolidation or the sale of all or substantially all of our assets. The interests of our principal shareholders may differ from that of other shareholders, with the result that our principal shareholder may cause us to enter into transactions that may be not be viewed as favorable by our other shareholders.

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

Many of our existing shareholders are presently entitled to publicly resell their shares of our common stock that they have acquired from us in resale transactions under Rule 144 of the Act. These shareholders include those shareholders who acquired their shares prior to our acquisition of Bark Corporation and the former shareholders of Bark Corporation who were issued shares of our common stock upon completion of our acquisition of Bark Corporation. These shareholders are no longer subject to any lock-up agreements. Sales of a substantial number of shares of our common stock into the public market by the selling shareholders pursuant to Rule 144 may result in significant downward pressure on the price of our common stock. Further, if we complete any additional sales of our equity securities, then resale of these securities pursuant to Rule 144 could also result in significant downward pressure on the price of our common stock. This downward pressure could result in the market price of our common stock being depressed. Further, we are planning to complete additional equity financings involving the issuance of shares of our common stock. Sales by new investors in reliance of Rule 144 may result in further downward pressure on the price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Three Months Ended March 31, 2010

During the three months ended March 31, 2010, we have completed the following issuances of securities without registration under the Act:

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

Convertible Loan: We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($186,000) on February 4, 2010 in order to fund working capital until additional capital could be raised. (See note 6) The loan matures on April 30, 2010 together with accrued interest of DKK 200,000 ($37,970). According to the loan agreement the holder has the right to convert the loan into shares of common stock at a price of $0.16 per share. Conversion will be contingent upon delivery of subscription agreements for the shares issuable which will include agreements regarding issuance of the stock in reliance of Rule 903 of Regulation S of the Act.

Convertible Loan: We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010 in order to fund working capital until additional capital could be raised. The loan matures on June 30, 2010 together with accrued interest of DKK 200,000 ($37,970). If the Company chooses not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a total value of DKK 2,500,000 ($452,636). Conversion will be contingent upon delivery of subscription agreements for the shares issuable which will include agreements regarding issuance of the stock in reliance of Rule 903 of Regulation S of the Act.

Secured Convertible Notes: Bark Group has issued an 8% secured convertible note of $80,000 on March 10, 2010. The Note bears interest at the rate of 8% per annum. And mature on December 9, 2010 The Note are convertible into shares of common stock of the Company at a conversion price equal to the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. The Note also provide for adjustment to the Conversion price in the event of certain dilutive issuances and in the event of specified corporate transactions. The Company paid a fee of $3,500 in connection with the sale of the Note. The Note were issued in reliance of Rule 506 of Regulation D based on the representation of the investor that it is an "accredited investor" under Rule 501(a) of the Securities Act of 1933, as amended (the “1933 Act”). The Note were endorsed with a legend confirming that they have been issued pursuant to an exemption from the registration requirements of the 1933 Act and may not be transferred in the absence of a registration statement under the 1933 Act or an exemption from the registration requirements of the 1933 Act. We issued a further 8% secured convertible note on similar terms in the principal amount of $40,000 for which proceeds were received after March 31, 2010.

Convertible Note Issued March 15, 2010: On March 15, 2010, we issued a convertible promissory note to a European investor in the principal amount of $250,000. The principal amount under the promissory note will not bear interest and will be payable on the date which is twelve months from the date of the promissory note, being March 11, 2011. The promissory note is immediately convertible shares of the Company’s common stock at a conversion price equal to 85% of the market price of the Company’s common stock at the time of conversion. Market price is calculated as the average of the three lowest trading prices during the ten trading day period ending one trading day prior to delivery of notice of conversion. Trading price means the closing bid price on the OTC BB. The promissory note has been issued with a legend confirming that the promissory note and the common shares issuable upon conversion have not been registered under the Act and cannot be transferred or sold in the absence of a registration statement under the Act or a further exemption from registration. The holder will be limited to convert no more than 2.99% of the issued and outstanding common stock of the Company at time of conversion at any one time. The promissory note may not be prepared by the Company. The promissory note was issued pursuant to Rule 903 of Regulation S of the Act.

Tre Kronor Media

Subsequent to March 31, 2010, we completed the issuance of an aggregate of 35,000,000 shares of our common stock in connection with our acquisition of Tre Kronor Media on May 4, 2010. We relied on Rule 903 of Regulation S of the Act in completing the issuance of these shares based on the fact that none of the shareholders of Tre Kronor Media are “U.S. Persons” and all offers in connection with the acquisition of Tre Kronor Media were made outside of the United States. All certificates representing the shares were endorsed with restrictive legends under the Act.

Item 5. Other information

We completed the acquisition of the issued and outstanding shares of Tre Kronor Media AB, a Swedish company (“Tre Kronor”) on May 4, 2010, as further disclosed in Item 2 of Part 1 of this quarterly report on Form 10-Q . The Company filed a form 8-K describing the terms of the acquisition on May 10, 2010.

Based on Tre Kronor’s preliminary unaudited results, and prior to recording any purchase accounting, Tre Kronor’s balance sheet as of April 30, 2010 combined with the Company's forecasts for 2010 is expected to increase the Company’s consolidated balance sheet by approximately $2.2 million of which approximately $1.6 will consist of cash. Further, it is anticipated that the acquisition, once Tre Kronor is fully integrated, will add approximately $20 million of revenue to the consolidated company on an annual basis. The Company intends to file an amendment to the Form 8-K originally filed on May 10, 2010 on or about June 30, 2010 which will include the requisite financial statements of Tre Kronor and proforma financial information showing the effect of the acquisition. The preceding statements constitute forward looking information and should be read together with the Risk Factors identified in Item 1A of Part II of this quarterly report on Form 10-Q and the disclosure regarding “Forward Looking Statements” in Item 2 of Part I of this quarterly report on Form 10-Q. There is no assurance that these projections, including projections as to revenues, will be realized.

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

BARK GROUP INC.

Date:	May 20, 2010	By:	/s/ Anders Peter Hageskov

Anders Peter Hageskov
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2010	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*