Form 10-Q
period 2010-06-30
BARK GROUP INC
filed 2010-08-23
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 20, 2010, there were 405,944,670 shares of the issuer’s common stock outstanding.

BARK GROUP INC

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	June 30,	December 31,
Assets	2010	2009
Current assets:
Cash	$9	$5
Accounts receivable, net	1,416	526
Costs and estimated earnings in excess of billings on projects in progress	549	743
Value added tax receivable	83	-
Prepaid expenses and other current assets	496	34

Total current assets	2,553	1,308

Property, plant and equipment, net of accumulated depreciation	4,358	5,026
Equity investment	966	-
Goodwill	5,205	3,289
Other intangible assets, net of accumulated amortization	804	22
Deferred financing costs, net of accumulated amortization	56	57
Total assets	$13,942	$9,702

The accompanying notes are an integral part of these condensed consolidated financial statements

1

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	June 30,	December 31,
Liabilities	2010	2009
Current liabilities:
Accounts payable	$3,166	$1,736
Accrued liabilities	1,734	1,758
Billings in excess of costs and estimated earnings on projects in progress	289	720
Current portion of long-term debt	2,490	2,189
Current portion of obligations under capital leases	101	123
Derivative liabilities	142	-
Current portion of debt to redeemed stockholders	666	192
Debt to former shareholder - Tre Kronor	317	-
Advances from related parties	203	399

Total current liabilities	9,108	7,117

Long-term debt , net of current portion	3,702	4,162
Long-term debt to redeemed stockholders	556	-
Contingent considerations - Tre Kronor	365	-
Long-term obligations under capital leases, net of current portion	33	93

Total liabilities	13,764	11,372

Non-Controlling interests	-	1,301

Commitments and contingencies

Stockholders’ Equity (Deficiency)
Stockholders' equity (deficiency):
Preferred stock $0.001 per share par value; 100,000,000 authorized; 0 issued and outstanding.	-	-
Common stock $0.001 per share par value; 2,000,000,000 shares authorized, 405,944,670 and 351,364,254 shares issued and outstanding at June 30, 2010 and December 31,2009, respectively	406	351
Additional paid-in capital	8,472	2,919
Accumulated deficit	(8,589)	(6,181)
Treasury stock (7,000,000 common shares, at cost)	(7)	-
Accumulated other comprehensive income	(104)	(60)

Total stockholder’s equity (deficiency)	178	(2,971)
Totals liabilities and stockholders` equity (deficiency)	$13,942	$9,702

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

		Three Months Ended June 30,			Six Months Ended June 30,
		2010		2009	2010		2009
Net revenues		$3,358		$695	$4,722		$1,938
Cost of revenues		(2,993)		(597)	(4,045)		(1,475)
Gross Profit		365		98	677		463
Selling, general and administrative expenses		(1,013)		(700)	(1,463)		(1,456)
Depreciation and amortization		(93)		(48)	(131)		(95)
Impairment of goodwill		(1,451)		-	(1,451)		-
Loss from operations		(2,192)		(650)	(2,368)		(1,088)
Other income (expense):
Loss from equity investment		-		-	(18)		-
Gain on derivative liabilities		13		-	13		-
Interest expense		(93)		(148)	(207)		(286)
Total other expenses, net		(80)		(148)	(212)		(286)
Loss before income taxes and non-controlling interest		(2,272)		(798)	(2,580)		(1,374)
Net loss attributable to non-controlling interest		17		34	23		51
Net loss available to controlling interest		$(2,255)		$(764)	(2,557)		(1,323)
Loss per share Basic and diluted	$	(-)	$	(-) $	(-)	$	(-)
Weighted-average shares used to calculate net loss per common share: Basic and diluted		394,436,364		316,334,980	374,734,184		316,349,980

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of USD)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss available to controlling interest	$(2,557)	$(1,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	64
Impairment of goodwill	1,451	-
Amortization of intangible assets	47	31
Amortization of deferred debt discount	45	-
Amortization of deferred financing costs	3	-
Gain on change in fair value of derivative liabilities	(13)	-
Loss on equity investment	18	-
Provision (credit) for doubtful accounts	(22)	(240)
Stock based compensation	215	114
Non-Controlling interests	(23)	(51)
Changes in operating assets and liabilities :
Accounts receivable	129	53
Cost and estimated earnings in excess of billings on projects	225	(351)
Value added tax refund receivable	(83)	156
Prepaid expenses and other current assets	(269)	97
Accounts payable	481	402
Accrued liabilities	(1,013)	269
Billings in excess of costs and estimated earnings	(327)	273
Net cash used in operating activities	(1,609)	(506)
Cash flows from investing activities:
Cash acquired in acquisition of Tre Kronor	962	-
Purchase of equipment	(5)	(5)
Net cash provided by (used in) investing activities	957	(5)
Cash flows from financing activities:
Repayments of debt	(23)	(56)
Repayment of capital leases	(55)	(71)
Payment to redeemed stockholder	(72)	-
Proceeds from debt	955	777
Payment of debt to former shareholder	(95)	-
Net proceeds (repayments) from borrowings from related party	85	(183)
Proceeds from issuance of common stock, net of issuance costs	140	-
Net cash provided by financing activities	935	467
Effect of exchange rates on cash	(279)	(42)
Net increase (decrease) in cash	4	(86)
Cash at beginning of period	5	86
Cash at end of period	$9	$-
Supplemental information:
Cash paid for interest	$106	$206
Non-cash investing and financing activities:
Note payable converted into common shares	$62	$-
Extinguishment of debt from related parties	$223	$-
Issuance of common stock to acquire a 25.5% interest in Anaconda.tv GmbH	$983	$-
Issuance of common stock to acquire Tre Kronor	$2,825	$-
Adjustment of Non-Controlling interest to redemption value	$118	$(56)

The accompanying notes are an integral part of these condensed consolidated financial statements

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Nature of Business

     Bark Corporation, (the “Company”), is a holding company that conducts its operations through its 90.05% owned subsidiary Bark Advertising A/S ("Bark Advertising"), and its wholly owned subsidiaries Bark Property ApS ("Bark Property") and Trekronor Media AB (“Tre Kronor).

     On March 31, 2010 we completed the acquisition of a 51% interest in Anaconda.tv GmbH (”Anaconda”), a television production company incorporated in Germany. In accordance with the authoritative guidance contained in ASC 805, Business Combinations, and ASC 810, Consolidation, management has performed an assessment based on all relevant facts and circumstances, and concluded that the minority shareholder of Anaconda has been granted a substantive participating right that precludes the Company’s majority voting interest from being considered a controlling financial interest. As such, the Company required its investment in Anaconda under the equity method, in accordance with ASC 323, Investments—Equity Method and Joint Ventures. On June 15, 2010, the Company entered into an agreement with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane, in respect to the ownership of Anaconda.tv GmbH, whereby:

  Bark Corporation agreed to re-convey to Mr. Svane a 25.5% interest in Anaconda that it acquired on March 31, 2010, thereby reducing the Company’s ownership interest from 51% to 25.5%;
  as consideration for the re-conveyance, Mr. Svane surrendered, in July 2010, 7,000,000 shares of the common stock of the Company issued to him in connection with Bark Corporation’s acquisition of its interest in Anaconda,
  Mr. Svane further granted to Bark Corporation the option to re-acquire the 25.5% interest in Anaconda in exchange for issuance of an additional 7,000,000 shares of the Company’s common stock, such option is exercisable on or before September 15, 2010, and each party agreed to complete such transfers, assignments and surrenders of shares to give effect to the above agreements.

The agreement was entered into as a result of Anaconda’s failure to deliver audited financial statements. The Company anticipates that any determination to exercise the option to re-acquire the 25.5% interest from Mr. Svane would be contingent upon (i) audited financial statements of Anaconda for the year ended December 31, 2009 being completed, and (ii) 2010 financial performance of Anaconda in accordance with the agreed upon budgets. As a consequence of the June 15, 2010 agreement, the Company presently owns a 25.5% interest in Anaconda.

     The Company completed the acquisition of all of the issued and outstanding shares of Tre Kronor, a Swedish media company on May 4, 2010 in accordance with a share purchase agreement dated April 9, 2010.

The Company issued an aggregate of 35,000,000 shares of common stock to the shareholders of Tre Kronor, pro rata with their respective ownership interests in Tre Kronor, to complete the acquisition. Additional principal terms of the Tre Kronor agreement are summarized as follows:

  all shares issued to the Tre Kronor shareholders will be subject to a three year lock-up period;

  notwithstanding the above lock-up agreement, three of the shareholders will be permitted to sell annually a portion of their shares provided that (i) the total accumulated aggregate sales price does not exceed Swedish Kroner (SEK) 3,000,000, and (ii) the transfers do not exceed 10% of the daily registered turnover of Bark’s common stock on the Nasdaq OTC Bulletin Board, however in 2010 the shareholders cannot sell any shares in the initial six months;

  in 2010 only, one of the principal shareholders, will redeem a portion of his shares against a cash payment from the Company in the aggregate amount of SEK 3,000,000 ($412,000) to be paid as follows (i) SEK 750,000 ($103,000 in May 2010, and (ii) SEK 750,000($103,000 in June 2010, and (iii) SEK 1,500,000($206,000) in July 2010. The redemption of the shares will be based on the valuation on the date of payment. Per date of acquisition we recorded $412,000 as a related party current liability. As of June 30, 2010 and through August 23, 2010, the Company paid $95,000 and $23,750, (an aggregate of SEK886,523) respectively, to the principal stockholder.

  in the event that the Company does not raise a minimum of either $3,000,000 either as debt or equity financing by December 31, 2010, the Tre Kronor shareholders will have the right to re-acquire all of the issued and outstanding shares of Tre Kronor by (i) delivering written notice by January 15, 2011 and returning to the Company all consideration issued to such shareholders within 30 days of such notice, including the cash value of any shares that may have been sold by the Tre Kronor shareholders, the Company have also agreed to issue up to an additional 6,000,000 shares of its common stock based on Tre Kronor achieving certain “Earnings Before Tax” (“ EBT ”), as determined in accordance with the agreement, thresholds for the accounting years 2010 to 2012:

    EBT being more than SEK 2 million ($274,667) for 2010; issuance of additional 2,000,000 Bark shares

    EBT being more than SEK 3 million ($412,000) for 2011; issuance of additional 2,000,000 Bark shares

    EBT being more than SEK 4 million ($549,333) for 2012; issuance of additional 2,000,000 Bark shares,

  as an alternative to the above, the Tre Kronor shareholders will receive 4,000,000 shares if the accumulated EBT for 2010 and 2011 is more than SEK 5 million ($686,667), or 6,000,000 shares if the accumulated EBT for 2010, 2011 and 2012 is more than SEK 9 million.

  On the date of the acquisition, the Company recorded an accrual of $365,000 as a long-term contingent consideration. The Company based this accrual on the fair value of the amount anticipated to be incurred as a result of the projections available at the date of the acquisition.

Subsequent to June 30, 2010 the former share holders renounced their right to re-acquire the issued and outstanding shares of Tre Kronor.

Business
     Bark Group and its subsidiaries (collectively, the "Company") offer its customers a network of advertising and media services. The Company’s strategy is to acquire mid-size well established businesses throughout Europe in order to form a European network of advertising and media agencies.

Going Concern
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to operate with negative working capital (approximately $6,555,000 at June 30, 2010) and has limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital includes convertible debentures of approximately $927,000. Further, the negative net working capital includes a current portion of debt to redeemed shareholders of approximately $556,000 which were converted into shares of common stock subsequent to June 30, 2010 (see note 14).

     The Company's current source of funding, in addition to cash from operations and its operating line of credit of approximately $880,000, is a loan commitment of DKK 4,000,000 ($658,957) from Bark Holding. No advances have been made on this loan commitment as of August 23, 2010

     The Company plans to use both (i) its operating line of credit and (ii) loan from Bark Holding to finance its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. The Company plans to conduct an equity financing of its securities in order to raise additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If the Company is not successful in raising additional financing, then the Company will attempt to reduce its operating expenses significantly such that the Company would within a six month period be able to generate cash from operating activities. In the event that the Company fails to achieve additional financing, it will reconsider its acquisition strategy, and will further reconsider whether its status as a public company is beneficial, from a cost benefit perspective. The reduction in costs related to business development activities may impact on the Company’s ability to expand its business. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

     Based on the Company’s current forecast it anticipates that cash flow from operations will be sufficient to cover its current on-going operating expenses for the next 12 months. Therefore the Company estimates that it will require approximately $5,072,000 (working capital deficit of $6,555,000 less i) convertible notes with less than one year maturity of $927,000 which it intends to convert and ii) conversion of debt to redeemed shareholders subsequent to June 30, 2010 for approximately $556,000) over the next twelve months in order to sustain its current obligations and to satisfy its working capital deficiency. This amount does not include any funds necessary for the Company to expand its business. The Company also entered into an engagement agreement with an investment bank with the objective of securing additional financing, but the Company do not have any commitment from the investment bank to complete any financing. There is no assurance that the Company will raise any additional financing from either this investment bank or any other investors. Accordingly, the Company will require additional financing in order to pursue the expansion of its business, either through growth or acquisitions. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of June 30, 2010, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the operating results for the full fiscal year or any future period. The Company has evaluated and included subsequent events through the filing date of this Form 10-Q.

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

Derivative Financial Instruments.
     The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statement of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Foreign Currency
     The Company has determined Danish Kroner is the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income (loss). During the three and six months ended June 30, 2010 and 2009 transaction gains and losses were not material.

     During the three and six months ended June 30, 2010 and 2009 the related translation adjustment which was included in other comprehensive income (loss) was as follows:

	3 months ended June		6 months ended June

	2010	2009	2010	2009

Net loss available to controlling interest:	$2,255,000	$764,000	$2,557,000	$1,323,000
Translation adjustment:	$(67,000)	$42,000	$(44,000)	$38,000
Comprehensive loss	$2,188,000	$806,000	$2,513,000	$1,361,000

Loss per Share
     Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded since their inclusion would be anti-dilutive. As per June 30, 2009 the Company had 7,778,720 non-vested shares subject to repurchase which were excluded in the weighted average number of common shares outstanding.

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

     Bark Group Inc acquired all the shares of Tre Kronor on May 4, 2010. The acquisition was completed pursuant to a share transfer agreement entered into between Bark Group Inc and the shareholders of Tre Kronor. The Company recorded goodwill in connection with the excess cost over fair value of the net assets acquired.

     Goodwill is accounted for under FASB ASC 350, Goodwill and other. Under FASB ASC 350, the Company’s goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in May as a result of continuing shortfall in the revenue budgets and management’s focus on the available growth in Tre Kronor. Since inception and up until the acquisition of Tre Kronor the Company has operated in one reporting unit (Bark Copenhagen). The Company’s reporting units is tested individually for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. Goodwill related to the Company’s acquisition of Bark Copenhagen was impaired by DKK 8,149,000 ($1,451,000) during the three and six month ended June 30, 2010 due to decreased profit expectations for fiscal 2010, 2011 and 2012.

Equity investments
     Investments in business entities in which the Company lacks a controlling financial interest but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of such entity is recorded in “Loss from equity investment” included in “Other income (expense), net” on the Condensed Consolidated Statements of Operations. Anaconda has minmal net loss in the second quarter of 2010.

Note 3 – Acquisition of Tre Kronor

     On May 4, 2010, the Company completed the acquisition of all of the issued and outstanding shares Tre Kronor, a Swedish media company.

     The Company has determined that the acquisition of Tre Kronor was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Stock issuance on the date of acquisition	$ 4,200,000
Estimated contingent consideration to be earned	365,000
4,565,000

Recognized amounts of identifiable assets and liabilities acquired at fair value:
Cash	962,700
Accounts receivable	1,073,936
Work in progress	138,547
Equipment and deposits	189,858
Prepaid expenses	148,262
Account payable	(1,203,465)
Corporate income tax	(13,351)
Accrued expenses and other liabilities	(1,296,487)
Total identifiable net assets	-
Total purchase value	$ 4,565,000

The Company recognized the total purchase as summarized in the following table:

Goodwill (100% deductable for tax purpose)	3,735,000
Intangible assets	830,000
Liability to related parties (see Note 1)	(412,000)
Earn out to former shareholders - Tre Kronor	(365,000)
Equity, issuance of common shares as consideration	(3,788,000)

Earn out to former shareholders were calculated on a basis of a total consideration of 4,000,000 of the Company’s shares of common stock at the fair value of the market closing price per date of acquisition. As the calculated consideration is based on Tre Kronor’s projected EBT (Earnings Before Tax) in fiscal 2011 and 2012 the fair value per date of acquisition was discounted back to a present value of $365,000 which the Company recorded as a long term liability.

     The total common shares issued as part of the consideration paid to Tre Kronor was 35,000,000 shares.

     The intangible assets is identified and recognized in accordance with Accounting Standards Codification 805 (“ASC 805”), Business Combinations. Based on a discounted cash flow model the fair value of the intangible assets was determined to $830,000, with useful lives of 5 years (see Note 4).

The results of operations of Tre Kronor have been included in the Company’s condensed consolidated statements of operations since the completion of the Tre Kronor acquisition on May 4, 2010. Revenues totaled approximately $3,369,000 and net loss totaled $85,800 since the date of acquisition.. The following table reflects the unaudited pro forma consolidated results of operations had the Tre Kronor acquisition taken place at the beginning of 2010 and 2009 periods:

	3 Months ended June 30		6 Months ended June 30
	2010	2009	2010	2009

Net revenues	$4,733	$3,968	$10,060	$7,335
Cost of revenues	(4,145)	(3,406)	(9,005)	(6,571)
Operating expenses	(2,281)	(990)	(3,556)	(1,954)
Net loss	(1,849)	(550)	(2,681)	(1.425)
Weighted average shares	394,436,364	316,334,980	374,734,184	316,349,980
Basic net loss per share	$-	$-	$-	$-

Note 4 - Other intangible assets

     In accordance with Accounting Standards Codification 805 (“ASC 805”), Business Combinations, the Company has identified and recognized trade name and customer relationships in Tre Kronor as intangible assets. Based on a discounted cash flow model the fair value of the intangible assets was determined to $610,000 and $220,000 respectively, both having a useful life of 5 years. For the three and six months ended June 30, 2010 intangible assets were amortized by $25,800. At June 30, 2010 the net carrying amount of intangible assets related to the acquisition of Tre Kronor was $804,200.

Intangible assets related to the Company’s acquisition of Bark Copenhagen/Bark Media, was fully amortized during the three months ended June 30, 2010. For the six months ended June 30 2010 these intangible assets were amortized for $19,164 as compared to $31,316 for the six months ended June 30, 2009.

The following table set forts the future amortization of intangible assets:

2010 (May – December):	$108,822
2011:	$166,000
2012:	$166,000
2013:	$166,000
2014:	$166,000
2015 (January – May):	$57,178

Note 5 - Concentration of credit risk

     Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

     During the six months ended June 30, 2010 no customer accounted for more than 10% of revenue. During the six months ended June 30, 2009 customers C,D, and K accounted for approximately 11%, 26% and 30%, respectively of revenue. No other customers individually represented more than 10% of revenue for any period presented.

     As of June 30, 2010 customers AB, AC and AD accounted for approximately 11%, 14% and 15% of the Company’s accounts receivables, respectively. As of December 31, 2009 customers E and K accounted for approximately 37% and 14% of the Company's accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

     The Company's loss of these or other customers, or any decrease in sales to these or other customers, could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company monitors its exposure to customers to minimize potential credit losses.

     The Company maintains cash and cash equivalent balances at several financial institutions throughout its operating area, and at times, may exceed insurance limits and expose the Company to credit risk. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

     The Company’s cash and cash equivalent balances are maintained at financial institutions located in Denmark and Sweden.

Note 6 – Non-controlling interests

     For consolidated majority-owned subsidiaries in which the Company owns less than 100% of the total outstanding shares, the Company recognizes a non-controlling interest for the ownership interest of the holders.

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

     In January 2009, two Class B shareholders representing 131 shares were redeemed. The redeemable amount as of June 30, 2010 was DKK 667,393 ($109,946) and as of December 31, 2009 was DKK 994,356 ($191,587). The redemption of shares is paid in 8 quarterly installments, including interest at variable rates (5% at December 31, 2009). At June 30, 2010, 2 installments are remaining.

     In November 2009 three additional Class B shareholders representing 75 shares were redeemed for DKK 900,000 ($180,000). The redeemable amount was converted to a total of 2,000,000 shares of common stock in Bark Group.

     On June 1, 2010 the remaining holders of 51,820 Series B shares were redeemed. The redemption of shares is paid in 8 quarterly installments, including interest at variable rates (5% at December 31, 2009). At June 30, 2010, 8 installments are remaining. The first installment is due on August 31, 2010.

     At each reporting date the Company records the Class B shares at the higher of (1) the redemption value or (2) the amount that would result from applying consolidation as included in ASC 810. All adjustments related to the application of the above would be recorded within additional paid-in capital. Adjustment related to the above has no impact on consolidated net loss of the Company, net loss attributable to the Company or loss available to controlling interest of the Company as the impact of the adjustment prior to January 1, 2009 was on loss attributable to controlling interest and accordingly the Loss Per Share (LPS) at December 31, 2008 was reported $(0.01). There are no deferred income tax consequences arising from the recognition of adjustments under ASC 505 as these adjustments are not deductible under Danish tax law.

     At June 1, 2010 (redemption day), the redemption value exceeded the value from applying consolidation accounting according to FASB ASC 810, and therefore the non-controlling interest was recorded at the redemption value of $1,117,000. At December 31, 2009, the redemption value exceeded the value from applying consolidation accounting according to FASB ASC 810, and therefore the non-controlling interest was recorded at the redemption value of $1,301,000.

The change in carrying amount of non-controlling interest is as follows:

	As of	As of	As of
	June 30, 2010	June 1, 2010	December 31,
			2009
Balance at beginning of period	$1,117	$1,301	$1,448
Shares issued in subsidiary Bark Advertising loss attributable to Non-Controlling interest		(23)	(79)

Adjustment according to FASB ASC 810	-	(124)	101

Currency adjustment	(5)	(37)	4
Conversion to shares in Bark Group Inc			(173)
Redeemed shares, reclassified to liabilities	(1,112)	-	-
Balance at end of period	$-	$1,117	$1,301

Note 7 - Derivative Liabilities

     In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for 4 convertible debentures (see note 9) issued during the second quarter 2010 for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals to 55% - 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

     As a result, the instruments need to be accounted for as derivative liabilities. In accordance with ASC 815, these convertible debentures have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.

The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	June 30,	Date of
	2010	issuance
$80,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.22%	0.39%
Annual rate of dividends	-	-
Volatility	171%	152%
Weighted Average life (months)	6	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.22%	0.42%
Annual rate of dividends	-	-
Volatility	171%	160%
Weighted Average life (months)	6	9

$37,500 Debenture:
Discount Rate – Bond Equivalent Yield	0.22%	0.43%
Annual rate of dividends	-	-
Volatility	171%	160%
Weighted Average life (months)	7	9

$50,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.22%	0.37%
Annual rate of dividends	-	-
Volatility	171%	161%
Weighted Average life (months)	8	9

Fair Value	$142,332	$155,163

     The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

     On the date of issuance the derivative liabilities associated with the debentures was $155,163. At June 30, 2010, the derivative liability associated with the debenture was revalued to $142,332. The $12,831 decrease in the derivative liability at June 30, 2010 is included as gain on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2010

Note 8 - Fair Value Measurement
Valuation Hierarchy
     ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of June 30, 2010:

		Fair Value Measurements at June 30, 2010
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	June 30, 2010	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$142,332	$-	$-	$142,332
Goodwill	$5,205,000	$-	$-	$5,176,000

     The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

Goodwill is measured at fair value on a non-recurring basis using discounted cash flows and is classified within level 3 of the value hierarchy.

     The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	June 30,	December 31,
	2010	2009

Beginning balance	$-	$-
Derivative liabilities recorded	155,163	-
Net unrealized gain on change in fair value of derivative liabilities	(12,831)	-
Ending balance	$142,332 $	-

The following table set forth a summary of the changes in the fair value of goodwill that is measured at fair value on a non-recurring basis.

	June 30,	December 31,
	2010	2009

Beginning balance	$3,289,000	$3,230,000
Acquired	3,735,000	-
Impaired	(1,342,000)	-
Currency adjustment	(477,000)	59,000
Ending balance	$5,205,000	$3,289,000

Note 9 – Long and short-term debt

Long and short-term debt

     Bark Corporation has a floating interest rate line of credit facility in the amount of DKK 7,000,000 (USD 1,153,175) which expires on November 15, 2010. As at June 30, 2010 and December 31, 2009, the amount outstanding under this line of credit facility was $1,153,000 and $1,421,000, respectively.

     The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($186,000) on February 4, 2010 in order to fund working capital until additional capital could be raised. The loan matured on April 30, 2010 together with accrued interest of DKK 200,000 ($37,970), the loan was not called on date of maturity. As at June 30, 2010 the amount outstanding including accrued interest was $197,687.

     The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010 in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010 together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010 the loan, which was not called on the date of maturity, were partly repaid in cash. As at June 30, 2010 the amount outstanding including accrued interest was $32,948

     On March 10, 2010 the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black –Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $71,033 which will be recorded as interest expenses ratably over the loans maturity. As at June 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $39,862.

     On March 15, 2010 the Company obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a possible deferred debt discount of $149,603. As the note holds a contingent conversion no deferred debt discount was recognized. As at June 30, 2010 the amount outstanding was $250,000.

     On April 20, 2010 the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black –Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which will be recorded as interest expenses ratably over the loans maturity. As at June 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $18,621

     On May 4, 2010 the Company obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black –Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which will be recorded as interest expenses ratably over the loans maturity. As at June 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $17,925.

     On May 27, 2010 the Company obtained a Convertible Debenture totaling $50,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black –Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which will be recorded as interest expenses ratably over the loans maturity. As at June 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $24,787.

     The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) on June 25, 2010 in order to fund working capital until additional capital could be raised. The loan matures on September 30, 2010 together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As at June 30, 2010 the amount outstanding including accrued interest was $167,339. As the note holds a contingent conversion no deferred debt discount was recognized.

Note 10 – Non-vested shares

     In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 ($65,100). A weighted average grant date fair value of per share. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards became fully vested on May 31, 2010. The Company records compensation expense ratably over the vesting period. During the six months ended June 30, 2010 and 2009, the Company recorded $94,753 and $114,000 of compensation expense, respectively, related to these awards. During the three months ended June 30, 2010 and 2009 the Company recorded $37,901 and $57,064 of compensation expense.

     As of June 30, 2010 there was no unrecognized compensation costs related to any other non-vested share-based compensation arrangements.

Note 11 – Stock based compensation

     In August and September 2009 the Company issued 3,000,000 shares to three consulting companies for services to be rendered during 2009 through 2012. The market value of the shares, on the date of signing the agreements was $487,500. During the six months ended June 30, 2010 and 2009 the Company recorded stock based compensation of $46,042 and $128,645 respectively. During the three months ended June 30, 2010 and 2009 the Company recorded stock based compensation of $96,821 and $0 respectively.The Company will record compensation expense ratably over the remaining period. As of June 30, 2010 there was $161,146 of total unrecognized compensation costs related to the issuance. The cost is expected to be recognized over a period of 7 quarters.

     During the second quarter of 2010 the Company issued 1,348,000 shares of common stock to five consultants for services to be rendered during 2010 and 2011. The market value of the shares, on the date of signing the agreements was $151,920. During the six months ended June 30, 2010 the Company recorded stock based compensation of $73,800. The Company will record compensation expense ratably over the remaining period. As of June 30, 2010 there was $78,120 of total unrecognized compensation costs related to the issuance. The cost is expected to be recognized over a period of 3 quarters.

Note 12 - Related party transactions

      Fee to Chairman of the Board Bent Helvang
     BH Media ApS (a company 100% owned by Bent Helvang) is according to contract entitled to invoice the Company DKK 180,000 ($32,041) during the six months ended June 30, 2010 and 2009, respectively, for services provided to the Company relating to acquiring new companies, strategy planning and management services. For the three months ended June 30, 2010 and 2009 the contract entitled BH Media ApS to invoice DKK 90,000 ($16,020).

Such services have been recorded as a component of selling, general, and administrative expenses. At June 30, 2010, and December 2009 BH Media ApS has a receivable of DKK 1,193,037($196,540) and DKK 867,744 ($167,192) respectively which has been classified in advances from related parties.

     Fee to CEO Anders Hageskov
     Lugano Communication and Entertainment (a company in which Anders Hageskov was employed up until October 31, 2009) invoiced the Company $142,120 during the six months ended June 30, 2009, for services rendered by Anders Hageskov to Bark Copenhagen and Bark Advertising. For the three months ended June 30, 2009 Lugano Communication invoiced the Company $71,060. The fee’s included reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and has been recorded as a component of selling, general, and administrative expenses. Since November 1, 2009 Anders Hageskov has been employed by the Company.

     Loan to Anaconda tv Gmbh
On April 8 and May 27, 2010, the Company made payments to creditors on behalf of Anaconda at a total amount of $16,047. Anaconda will repay this loan no later than December 31, 2010. At June 30, 2010 the amount outstanding was $16,047 which was classified in receivables from related parties.

     Acquisition of Anaconda – re convey
On June 15, 2010, we entered into an agreement with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane, in respect of the ownership of Anaconda.tv GmbH, whereby Bark Corporation agreed to re-convey to Mr. Svane a 25.5% interest in Anaconda that was acquired by us on March 31, 2010. As consideration for the re-conveyance, Mr. Svane agreed to surrender 7,000,000 shares of the common stock of the Company issued to him originally in connection with Bark Corporation’s acquisition of an interest in Anaconda.

     Niclas Fröberg – CEO of Tre Kronor
According to the Share Purchase Agreement with the former shareholders of Tre Kronor, the Company is committed to pay an aggregate amount of SEK 3,000,000 ($412,000) to Mr. Fröberg. The payments were due as follows (i) SEK 750,000 ($103,000) in May 2010, and (ii) SEK 750,000 ($103,000) in June 2010, and (iii) SEK 1,500,000 ($206,000) in July 2010. At June 30, 2010 the amount outstanding was $317,000 which has been classified in debt to former shareholder – Tre Kronor.

Note 13 – Net loss per share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in 000's USD except share and per share data):

		Three months Ended				Six months Ended
		June 30				June 30
		2010		2009		2010		2009
Numerator:

Net loss available to controlling interest		$(2,255)		(764)		(2,557)		(1,323)

Denominator:
Shares used in computation - basic:
Weighted average shares outstanding		394,436,364		324,113,700		374,734,184		324,113,700
Weighted average common shares outstanding subject to repurchase		-		(7,778,720)		-		(7,778,720)

Shares used in computing basic net loss per share		394,436,364		316,334,980		374,734,184		316,334,980
Shares used in computation - diluted:
Weighted average shares outstanding		394,436,364		316,334,980		374,734,184		316,334,980
Dilutive effect of common shares outstanding subject to repurchase		-		-		-		-

Shares used in computing diluted net loss per share		394,436,364		316,334,980		374,734,184		316,334,980

Net loss per share - basic and diluted	$	(-)	$	(-)	$	(-)	$	(-)

     Bark Group had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of 7,778,720 non-vested shares issued to two executives. The shares were fully vested on May 31, 2010.

Note 14 – Geographic information

     The Company does not have reportable operating Segments as defined in the ASC 280 “Disclosures about Segments of an Enterprise and related information” The method for attributing revenues to individual customers is based on the destination to which invoiced are shipped.

     The Company operates facilities in Denmark and Sweden. The following is a summary of information by area for the three and six months ended June 30, 2010 and 2009.

	Six months ended	Three months	Six months	Six months
	June 30, 2010	ended June30,	ended June 30,	ended June 30,
		2009	2010	2009
Net Revenues:
Denmark	$2,387,000	$1,364,000	$1,938,000	$1,243,000
Sweden	$2,344,000	$2,344,000	-	-
Totals	$4,731,000	$3,708,000	$1,938,000	$1,243,000

	June 30, 2010	December 31, 2009

Identifiable Assets:
Denmark	$4,888,000	$6,334,000
Sweden	$2,024,000	-

Totals	$6,912,000	$6,334,000

Note 15 – Subsequent events

     On August 18, 2010 the Company entered into an agreement to convert an aggregate debt of DKK 6,753,000 ($1,112,484) to redeemed shareholders into 717,260 newly issued shares of its common stock. The conversion of debt will affect the Company’s financial statements as follows:

Decrease in net working capital deficit:	$556,242
Decrease in total liabilities:	$1,112,484
Increase in stockholder’s equity:	$1,112,484

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2010 and 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our clients are comprised primarily of European businesses that range in size from small local businesses to larger trans-national and multi-national corporations. These clients include a range of businesses including financial institutions and banks, consumer products companies and luxury goods companies

Our strategic plan is to combine traditional advertising agency skills with the media agency and relevant digital knowhow in order to create a communications company that is able to deliver effective integrated advertising and marketing campaigns and activities. We believe that this transformation from a traditional advertising agency to an integrated communications company has only been done on a limited scale to date. We believe this presents us with a market opportunity to expand our business and compete with much larger competitors in the marketplace.

Our strategy moving forward is to pursue the acquisition of additional businesses in our industry with the objective of increasing the size of our business, with the overall objective of increasing our revenue and profits. We intend to finance these acquisitions with the proceeds from the issuance of additional equity or debt. We are currently pursuing an equity financing. Allthough the total amount of financing is uncertain. We are unable to provide assurance as to whether we will be successful in such efforts.

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

On June 15, 2010, we entered into an agreement with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane, in respect of the ownership of Anaconda.tv GmbH, whereby:

  Bark Corporation agreed to re-convey to Mr. Svane a 25.5% interest in Anaconda that was acquired by us on March 31, 2010, as consideration for the re-conveyance, Mr. Svane surrendered, in July 2010, 7,000,000 shares of the common stock of the Company issued to him originally in connection with Bark Corporation’s acquisition of an interest in Anaconda,
  Mr. Svane further granted to Bark Corporation the option to re-acquire the 25.5% interest in Anaconda in exchange for issuance of an additional 7,000,000 shares of our common stock, which option will be exercisable by us on or before September 15, 2010, and each party agreed to complete such transfers, assignments and surrenders of shares to give effect to the above agreements.

The agreement was entered into as Anaconda had failed to deliver to us audited financial statements of Anaconda for the year ended December 31, 2009 in the manner that Anaconda had represented that it would deliver. The Company anticipates that any determination to exercise the option to re-acquire the 25.5% interest from Mr. Svane would be contingent upon (i) audited financial statements of Anaconda for the year ended December 31, 2009 being completed, and (ii) financial performance of Anaconda in 2010 according to agreed budgets.

Acquisition of Tre Kronor Media AB

We completed the acquisition of all of the issued and outstanding shares of Tre Kronor Media AB, a Swedish media company (“Tre Kronor”) on May 4, 2010. The acquisition was completed further to a share purchase agreement dated April 9, 2010 entered into between Bark Group and each of the shareholders of Tre Kronor. We issued an aggregate of 35,000,000 shares of common stock to the shareholders of Tre Kronor, pro rata with their respective ownership interests in Tre Kronor, to complete the acquisition. In the event that we do raise share capital injections or external financing via convertible notes before 31 December 2010 in the minimum amount of $3,000,000, the Tre Kronor shareholders will have the right to re-acquire all of the issued and outstanding shares of Tre Kronor from us by (i) delivering written notice by 15 January 2011 and returning to us all consideration issued to such shareholders within 30 days of such notice, including the cash value of any shares that may have been sold by the Tre Kronor shareholders. Additional principal terms of the Tre Kronor are summarized in our current report on Form 8-K/A filed with the SEC on July 19, 2010

On August 11, 2010 the former shareholders of Tre Kronor renounced their right to re-acquire the issued and outstanding shares as described above.

Tre Kronor is a Swedish media and advertising business founded September 2007 by Niclas Froberg (Former Nordic CEO for MindShare and owner of MindShare Sweden), Carl Johan Grandinson and Jacob de Geer (co-founders of Tradedoubler). Bark Group will operate Tre Kronor as Bark Stockholm following completion of the acquisition. Tre Kronor is a result based advertising agency that works hand in hand with clients to determine their requirement needs. To get the most efficient value for their media investment they coordinate and negotiate with different suppliers and collaborative business partners online as well as offline. Tre Kronor Media has staff of 10 people who are employed at its offices at Sveavägen 17 in Stockholm where they handle media and advertising campaigns in Sweden for more than 30 Swedish national and international clients. Tre Kronor Media has received awards for “Agency of the Year” and “Media Agency of the Year” in Sweden in 2010.

Bark Group believes that Tre Kronor Media's business model of performance-based marketing is consistent with Bark's strategy of acquiring professional, profitable and innovative multi-platform media companies. Bark Group’s objective is to expand its presence globally following targeted acquisitions of small media businesses with high profile and top creative staff.

Results of Operations

Results of operations reflect inclusion of Tre Kronor from May 4, 2010 to June 30, 2010.

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

During the six months ended June 30, 2010 our revenues increased to $4,722,000 as compared to $1,938,000 during the six month ended June 30, 2009, representing an increase of $2,784,000. As for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 our revenues increased from $695,000 to $3,358,000. The increased revenues in both compared periods, arises primarily due to the acquisition of Tre Kronor Media and reflect operations of Tre Kronor Media from May 4, 2010 to June 30, 2010.

Exclusive of consolidation of Tre Kronor Media, our revenues for the six months ended June 30, 2010 increased by approximately $412,000 or 18% compared to the six months ended June 30, 2009. As for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 the revenues, exclusive of Tre Kronor Media, increased to approximately $1,002,000 from $682,000 representing an increase of $320,000 or 47%. The increased revenues arise from projects from new customers. We anticipate further revenues from these new customers from recurring projects based on discussions with these new clients and proposed marketing budgets, however we do not have long term contracts with these new customers and there is no assurance that client indications of future projects will materialize into revenues.

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

  cost of placement of media,

  photography,

  web site design,

  production of radio commercials,

  printed materials, and

  layout of advertisements for newspapers and magazines.

These expenses represent external costs that we pay to third parties as part of the creation and implementation of advertising and marketing campaigns for our clients.

Due to our acquisition of Tre Kronor Media our cost of revenues increased for the six month ended June 30, 2010 to $4,045,000 as compared to $1,475,000 for the six months ended June 30, 2009, an increase of $2,570,000. For the three months ended June 30, 2010 cost of revenues increased from $597,000 to $2,993,000. The increases relates primarily to our acquisition of Tre Kronor Media as described in the revenue section.

Cost of revenues in Tre Kronor Media contributes with $2,144,000 both for the six and the three months ended June 30, 2010. For the Danish operation exclusively cost of revenues increased to $1,901,000 for the six month ended June 30, 2010 as compared to $1,475,000 for the six month ended June 30, 2009. As for the three month ended June 30 cost of revenues increased with $252,000 in 2010 compared to 2009. The increased cost of revenues in both periods arises from i) higher external purchases from projects and ii) higher salary expenses as all employees in 2009 accepted to reduce their salary with 10%.

Gross Profit

Gross profit increased to $677,000 for the six months ended June 30, 2010 as compared to $463,000 the six months ended June 30, 2009. As for the three months ended June 30, 2010, gross profit increased from $98,000 to $365,000. As Tre Kronor Media contributes with $190,000 in both periods of 2010, the gross profit in the Danish operation for the six months ended June 30, 2010 increased by $24,000 compared to 2009, whereas for the three months ended June 30, 2010 the gross profit increased in the Danish operation from $98,000 to $175,000. The increased gross profits arises from the increased revenues partly offset by increased cost of revenues.

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

Our selling, general and administrative expenses totaled $1,463,000 for the six months ended June 30, 2010 as compared to $1,456,000 for the six months ended June 30, 2009, representing an increase of $7,000. For the three months ended June 30, 2010 the expenses increased to $1,013,000 as compared to $700,000 for the three months ended June 30, 2009. For both the six and the three months periods ended June 30, 2010 selling, general and administrative expenses attributable to Tre Kronor Media were $213,000.

Depreciation and Amortization

Depreciation includes depreciation on building, plant, equipment and amortization of customer relationships.

Depreciation and amortizations totaled $131,000 for the six months ended June 30, 2010 as compared to $95,000 for the six months ended June 30, 2009, representing an increase of $36,000. As for the three months ended June 30, 2010 depreciations and amortizations was $93,000 as compared to $48,000 in 2009.

The increase in both periods is caused by the inclusion of depreciation on equipment from Tre Kronor Media and amortization of customer relationships and trademark.

Other income

Gain on derivatives

For the three and six months ended June 30, 2010 we recognized a total gain of $12,831 from derivative liabilities being the difference in fair value between date of issuance and date of reporting. Derivative liabilities relates to convertible debentures issued to private investors.

Loss from equity investment

On January 10, 2010 we acquired a 25.5% interest and on March 31, 2010 we acquired additional 25.5% interest in Anaconda GmbH. According to Anaconda’s unaudited financial statements for the three month ended March 31, 2010 Anaconda reported a total loss of $77,458 of which $17,777 was allocated to us. No unaudited financial statement’s was drawn for the three months ended June 30, 2010. According to local management the net loss for the six months ended June 30, 2010 is equal to the total loss for the three months ended March 31, 2010.

Impairment of goodwill

For the three months ended June 30, 2010 we recorded an impairment loss of $1,451,000 on the carrying value of goodwill related to our May 2007 acquisition of Bark Copenhagen/Bark Media.

Interest Expense

Interest expense includes interest that we pay on our loans from Danske Bank, Realkredit Denmark and interest plus deferred discounts from loans and convertible notes issued to private investors. These loans and notes are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expenses totaled $207,000 for the six months ended June 30, 2010 as compared to $286,000 for the six months ended June 30, 2009. For the three months ended June 30, 2010 interest expenses totaled $93,000 as compared to $148,000 in 2009.

The variance is attributable to decreased interest rate on mortgage to Realkredit Denmark partly ofsett by increasing interest expenses and deferred discounts on loans and convertible notes from private investors.

Net Loss

After inclusion of impairment of goodwill of $1,451,000 during the three months ended June 30, 2010, we recorded a net loss of $2,557,000 for the six month ended June 30, 2010.

Exclusive of goodwill impairment we recorded a net loss of $1,106,000 for the six months ended June 30, 2010 as compared to a net loss of $1,323,000 for the six months ended June 30, 2009 representing a decrease in our loss of $217,000. For the three months ended June 30, 2010 we recorded a loss, exclusive of goodwill impairment, of $804,000 as compared to a loss of $764,000 for the three months ended June 30, 2009. In both periods of 2010 we recorded a loss of $33,000 from Tre Kronor Media. Thus, our Danish operation decreased the net loss for the six month ended June 30, 2010 with $250,000 and increased the net loss for the three month ended June 30, 2010 with $7,000 as compared to 2009.

The main reason for the decrease, exclusive of goodwill impairment, is higher gross profit and lower selling, general and administrative expenses.

Liquidity and Capital Resources

Cash and Working Capital

As at June 30, 2010 and December 31, 2009, we had cash of $9,000 and $5,000 respectively. Our working capital deficit increased from $5,809,000 at December 31, 2009 to $6,555,000 at June 30, 2010, an increase of $746,000. The increase to our working capital deficit is due to convertible notes obtained in 2010 with a maturity of less than 12 months. At June 30, 2010 the aggregated outstanding amount of these notes was approximately $927,000.

Cash Requirements

We are presently experiencing negative cash flows from our operating activities and we have a working capital deficit. Our working capital deficit was $6,555,000 as of June 30, 2010. Based on our current forecast we anticipate that cash flow from operations will be sufficient to cover our current on-going operating expenses for the next twelve months. Therefore we estimate that we will require approximately $5,072,000 (working capital deficit $6,555,000 less i) convertible notes of $927,000 and ii) conversion of debt to redeemed shareholders subsequent to June 30, 2010 of $556,000)) over the next twelve months in order to sustain our current obligations and to satisfy our working capital deficiency. This amount does not include any funds necessary for us to expand our business. Accordingly, we will require additional financing in order to pursue the expansion of our business, either through growth or acquisitions. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved.

Our sources of additional cash, in addition to cash from operations and our operating line of credits, include our loan commitment of DKK 4,000,000 ($658,957) from Bark Holding. Bark Holding is a company registered in British Virgin Islands. We plan to use our loan from Bark Holding to finance our operations over the next twelve months. However, we will require additional financing beyond this loan in order to conduct our business in accordance with our plan of operations. Further, there is no assurance that Bark Holding will advance the loan that it has committed to make. No advances have been made on this loan commitment as of August 23, 2010. We plan to conduct an equity financing of our securities, as outlined below, in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. If we are not successful in obtaining additional financing, we will reconsider our acquisition strategy and will further reconsider whether our status as a public company is beneficial from a cost benefit perspective. Any decisions made in this regard, may impact our ability to expand our business.

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

Bank Indebtedness

Bark Corporation borrowed DKK 9,000,000 (equivalent to $1,773,400 as at December 31, 2007) pursuant to a credit facility with Danske Bank in May 2007 in order to enable Bark Corporation to complete the acquisition of Bark Copenhagen and Bark Media. Total credit line on this loan was DKK 7,000,000 ($1,153,175) as of June 30, 2010. The maturity date of this loan has been extended to November 15, 2010. Current interest rate of this loan is 13.75% . At June 30, 2010 and December 31, 2009, the outstanding balance of line of credit was $1,153,211 and $1,420,900, respectively, including accrued interest on the outstanding balance of line of credit.

Bark Property obtained a DKK 14,900,000 ($2,819,300) loan on May 16, 2008 bearing variable interest of currently 1.766% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 20 years) from Realkredit Denmark (a credit institution). Interest is payable on the last working day of each quarter. This loan is secured by a mortgage against our Copenhagen office property as a first priority mortgage. On November 21, 2008 Bark Corporation obtained a loan of DKK 1,611,000 ($304,800) from Realkredit Denmark bearing a variable interest rate of currently 1.766% expiring in 2037 (no installments in the first 10 years and to be repaid over the last 19 years). At June 30, 2010 and December 31, 2009, the outstanding balance of the loans aggregated approximately $2,720,174 and $3,181,442, respectively.

On March 7, 2008, two new bank loans totaling DKK 7,000,000 (USD 1,324,500) were entered into. The two new loans are to be repaid in quarterly installments over 15 years. The interest rate is fixed quarterly as "Danske Bor" plus a margin of 3.00% . At June 30, 2010 and December 31, 2009, the outstanding balance of these loans aggregating $981,575 and $1,097,469, respectively.

Bark Copenhagen has a floating interest rate line of credit facility in the amount of DKK 3,000,000 ($494,218). As at June 30, 2010 and December 31, 2009, the amount outstanding under this line of credit facility was approximately $493,558 and $555,000, respectively. By November 15, 2010 $165,000 of the $493,558 is to be repaid to the bank. The rate of interest payable under the line of credit facility is presently 7.35% per annum.

Tre Kronor Media has a floating rate line credit facility in the amount of SEK 3,000,000 ($386,000). As at June 30, 2010 the amount outstanding under this line of credit facility was approximately $60,486. The rate of interest payable under the line of credit facility is presently 4.25 % per annum.

Loans from private investors

The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($186,000) on February 4, 2010 in order to fund working capital until additional capital could be raised. The loan matured on April 30, 2010 together with accrued interest of DKK 200,000 ($37,970). As at June 30, 2010 the amount outstanding including accrued interest was $197,687.

The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010 in order to fund working capital until additional capital could be raised. The loan matures on June 30, 2010 together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010 the loan were partly repaid in cash. As at June 30, 2010 the amount outstanding including accrued interest was $32,948

On March 10, 2010 the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $71,033 which will be recorded as interest expenses ratably over the loans maturity. As at June 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $39,862.

On March 15, 2010 the Company obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company chooses not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a possible deferred debt discount of $149,603. As the note holds a contingent conversion no deferred debt discount was recognized. As at June 30, 2010 the amount outstanding was $250,000.

On April 20, 2010 the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which will be recorded as interest expenses ratably over the loans maturity. As at June 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $18,621

On May 4, 2010 the Company obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which will be recorded as interest expenses ratably over the loans maturity. As at June 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $17,925.

On May 27, 2010 the Company obtained a Convertible Debenture totaling $50,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which will be recorded as interest expenses ratably over the loans maturity. As at June 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $24,787.

The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) on June 25, 2010 in order to fund working capital until additional capital could be raised. The loan matures on September 30, 2010 together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As at June 30, 2010 the amount outstanding including accrued interest was $167,339. As the note holds a contingent conversion no deferred debt discount was recognized.

On June 11, 2008 Bark Holding committed to issue a bridge loan to us in the amount of up to DKK 3,000,000 ($567,700). On September 16, 2008, Bark Holding increased this loan commitment to DKK 4,000,000 ($658,957) on identical terms. This loan will accrue interest at 7% and will be due when our cash flow is positive for more than four consecutive weeks or when additional sources of financing are in place. This loan had not been advanced as of the date of this quarterly report on Form 10-Q.

Going Concern

Our unaudited condensed consolidated financial statements for the six months ended June 30, 2010 have been prepared assuming that we will continue as a going concern. We currently have and had as at both June 30, 2010 and December 31, 2009 negative working capital and limited financial resources available to pay ongoing financial obligations as they became due. Our net working capital deficit at June 30, 2010 was $6,555,000 including i) $927,000 in convertible notes and ii) conversion of debt to redeemed shareholders subsequent to June 30, 2010 of $556,000).

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on our current forecast we anticipate that cash flow from operations will be sufficient to cover our current ongoing operating expenses for the next twelve months. Therefore we estimate that we will require approximately $5,072,000 over the next twelve months in order to sustain our current obligations and to satisfy our working capital deficiency. This amount does not include any funds necessary for us to expand our business. Accordingly, we will require additional financing in order to pursue the expansion of our business, either through growth or acquisitions. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved.

Our current source of funding, in addition to cash from operations and our operating line of credits, is our loan commitment of DKK 4,000,000 ($658,957) from Bark Holding, a related party.

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

As a result of the above, we believe that a substantial doubt about our ability to continue as a going concern remained as at June 30, 2010, as reflected in the notes to our condensed consolidated unaudited financial statements for the six months ended June 30, 2010. Our condensed consolidated unaudited financial statements for the six months ended June 30, 2010 do not include any adjustment that might result from the outcome of this uncertainty.

Cash Used In Operating Activities

We used cash of $1,609,000 in the six months ended June 30, 2010, compared to use of cash of $506,000 in the six months ended June 30, 2009. The increased use of cash in operating activities primarily reflects decreased accrued liabilities, decreased billings in excess of costs and estimated earnings on projects in progress offset by our decreased loss in 2010.

Cash From/Used in Investing Activities

We provided cash from investing activities of $957,000 in the six months ended June 30, 2010 by acquiring Tre Kronor offset by purchasing equipment of $5,000. In the six months ended June 30, 2009 we used cash of $5,000 by purchasing equipment.

Cash from Financing Activities

We generated cash of $935,000 from financing activities during the six months ended June 30, 2010, which represented proceeds from issuance of common stock of $140,000, proceeds from borrowings from related parties of $85,000 and net proceeds from debt of $837,000, partly offset by repayments of capital leases of $55,000, and repayments to redeemed stockholders of $72,000. In the six months ended June 30, 2009 we generated cash of $467,000.

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

In compliance with FASB ASC 605-45 Principal Agent Considerations, formerly Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. For a substantial portion of our client contracts we act as principal as we are the primary obligor and bear credit risk related to the services we provide. In these contracts we record revenues and costs of revenues gross. In certain contracts we record a net amount principally on those contracts where we only earn a commission.

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

Analysis of Impairment

In May 2007 we acquired Bark Copenhagen and Bark Media We accounted for our acquisition of this business using the purchase method of accounting, which resulted in the recognition of approximately $3,091,000 of goodwill. In accordance with applicable standards specified in the Accounting Standards Codification, we test goodwill at the reporting unit’s level for possible impairment at least once annually and in between annual testing dates if events or changes in circumstances indicate that the carrying value of our goodwill might not be recoverable. We have designated December 31 as our as the formal date of our annual goodwill impairment test.

Goodwill related to the Company’s acquisition of Bark Copenhagen was impaired by DKK 8,149,000 ($1,451,000) during the three and six month ended June 30, 2010 due to decreased profit expectations for fiscal 2010, 2011 and 2012.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2010 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our audited financial statements for the year ended December 31, 2009 and our interim financial statements for the six months ended June 30, 2010 both include a note expressing doubt about our ability to continue as a going concern. The inclusion of this note was due to the fact that we have negative working capital of $5,809,000 and we reported a shareholder’s deficiency of $2,971,000 as at December 31, 2009 and we had negative working capital of $6,555,000 at June 30, 2010. This note also reflects the fact that we have incurred losses to date without achieving profitable operations, including a net loss of $3,197,000 for the year ended December 31, 2008, a net loss of $2,569,000 for the year ended December 31, 2009 and a net loss of $2,557,000 (including impairment of goodwill) for the six month ended June 30, 2010. We intend to fund our operations and expansion through future sales and equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital and other cash requirements for the current fiscal year. Thereafter, we will be required to seek additional funds, either through sales and/ or equity financing, to finance our long-term operations. The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors raise substantial doubt about our ability to continue as a going concern. As a result, we caution investors that there is a risk that our business could fail. Our current working capital deficit as at June 30, 2010 and our negative cash flow from operations for the six month ended June 30, 2010 raise substantial doubt about our ability to continue as a going concern. Accordingly, there remained a substantial doubt about our ability to continue as a going concern as at June 30, 2010, as reflected in the notes to our interim consolidated financial statements for the six months ended June 30, 2010.

Our business strategy of development through acquisitions and investments can be risky.

Our business growth strategy includes, among other things, acquiring established advertising and communication boutique firms. We acquired Bark Copenhagen and Bark Media during fiscal 2007. We also acquired a 25.5% interest in Anaconda in the first quarter of 2010 and Tre Kronor in the second quarter of 2010. The identification of acquisition candidates is difficult and we may not correctly assess the risks related to such acquisitions and investments. In particular, our determinations and assessments of acquisition candidates involve assessments of the financial performance of the acquisition candidates and past financial performance that we observe may not be indicative of future financial performance. In addition, acquisitions could be effected on terms less satisfactory to us than expected and the newly acquired companies may not be successfully integrated into our cohesive operations or in a way that produces the synergies or other benefits we hope to achieve. We may not be able to successfully integrate new acquired businesses into our group of companies. In particular, loss of key personnel will adversely impact our ability to continue operations of these acquisition companies after we have completed their acquisition. Further, in our inability to raise capital may adversely impact on our ability to invest in these acquired businesses in order to achieve projected growth and returns on investment. If these risks materialize, the benefit that we derive from businesses that we acquire may be less than the costs to us of acquiring these businesses, with the result that our operating losses could increase.

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

We presently have approximately thirty-two (32) employees, all but three of whom are professional services personnel.

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

We are highly dependent on Mr. Bent Helvang, our chairman, Mr. Anders Hageskov, our chief executive officer and Mr. Niclas Fröberg our chief executive officer in Tre Kronor Media, for the management of our business and the implementation of our business strategy. While each of Mr. Helvang, Mr. Hageskov and Mr. Fröberg provides their services to us pursuant to written agreements and we are not aware of either Mr. Helvang, Mr. Hageskov or Mr. Fröberg intention to leave us, there is no assurance that we will not lose the services of Mr. Helvang, Mr. Hageskov or Mr. Fröberg. We do not have “key person” life insurance policies for any of our officers and key employees, including either Mr. Helvang, Mr. Hageskov or Mr. Fröberg. The loss of the technical knowledge and management and industry expertise that would result in the event that either Mr. Helvang, Mr. Hageskov or Mr. Fröberg left us could result in the disruption to our business operations and our inability to successfully implement our business strategy.

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

Risks Relating To Our Common Stock

Our principal shareholders will be able to exert significant control over the election of our directors and the management of our business and their interests may differ from those of our other shareholders

Our principal shareholders include our directors, Mr. Bent Helvang ,Mr. Klaus Aamann, Mr. Anders Hageskov, our chief executive officer, Svaneco Ltd, a private company controlled by Mr. Jesper Svane and Sapiens Alliance Ltd., a private company controlled by Mr. Rene Lauritsen. These shares are held both directly and indirectly through privately controlled corporations. As of August 15, 2010, these principal shareholders owned or controlled 236,206,521shares of common stock, representing 58% of our outstanding shares of common stock. By virtue of their shareholdings, our principal shareholders will be able to elect members of our board of directors, control our management and affairs and cause or prevent corporate transactions such as mergers, consolidation or the sale of all or substantially all of our assets. The interests of our principal shareholders may differ from that of other shareholders, with the result that our principal shareholder may cause us to enter into transactions that may be not be viewed as favorable by our other shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Three Months Ended June 30, 2010

During the three months ended June 30, 2010, we have completed the following issuances of securities without registration under the Act:

Tre Kronor Media: We completed the issuance of 35,000,000 shares of our common stock which is based on a share price of $0.12 established via the market closing price of our share on May 4, 2010 (date of acquisition) in connection with our acquisition of all issued and outstanding shares in Tre Kronor Media. The acquisition was completed with economic effect on May 4, 2010.

Regulation S Share Subscriptions: We have completed the following sales of common stock in private placement transactions:

Date of Completion of Sale	Number of Shares Sold	Number of Investors	Aggregate Consideration Paid by Investors	Aggregate Commission Paid by Company
April 20, 2010	1,788,909	1	$89,445	$8,944
April 26, 2010[1]	300,000	1	$44,640	-
May 5, 2010[2]	500,000	3	$74,400	-
May 25, 2010[3]	548,000	1	$32,880	-

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

______________________
1 Issued as consideration for consulting services rendered during 2010
2 Issued as consideration for consulting services rendered during 2010/2011
3 Issued as consideration for consulting services in the second quarter of 2010

Secured Convertible Notes: Bark Group has issued an 8% secured convertible note of $40,000 on April 20, 2010. The Note bears interest at the rate of 8% per annum. And mature on January 20, 2011. The Note are convertible into shares of common stock of the Company at a conversion price equal to the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. The Note also provide for adjustment to the Conversion price in the event of certain dilutive issuances and in the event of specified corporate transactions. The Company paid a fee of $2,500 in connection with the sale of the Note. The Note were issued in reliance of Rule 506 of Regulation D based on the representation of the investor that it is an "accredited investor" under Rule 501(a) of the Securities Act of 1933, as amended (the “1933 Act”). The Note were endorsed with a legend confirming that they have been issued pursuant to an exemption from the registration requirements of the 1933 Act and may not be transferred in the absence of a registration statement under the 1933 Act or an exemption from the registration requirements of the 1933 Act. We issued further 8% secured convertible note on similar terms in the principal amounts of $37,500 and $50,000 for which proceeds were received May 4 and May 27 respectively.

Convertible Loan: We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) on June 25, 2010, in order to fund working capital until additional capital could be raised. The loan matures on September 30, 2010 together with accrued interest of DKK 250,000 ($41,292). If the Company chooses not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price of $0.06 per share. Conversion will be contingent upon delivery of subscription agreements for the shares issuable which will include agreements regarding issuance of the stock in reliance of Rule 903 of Regulation S of the Act.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amendment to Share Purchase Agreement with Tre Kronor Media
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*
32.2	Section 906 Certification of Principal Financial Officer*

* Filed as an exhibit hereto

Table of Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARK GROUP INC.

Date: August 23, 2010	By:	/s/ Anders Peter Hageskov

Anders Peter Hageskov
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2010	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment to Share Purchase Agreement with Tre Kronor Media
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer