Form 10-Q
period 2010-09-30
BARK GROUP INC
filed 2010-11-22
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________.

Commission file number 000-53530

BARK GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sveavägen 17, Box 3061, SE-103 61	SE-10361
Stockholm, Sweden	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number: +45 7026 9926

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [     ]   No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [     ]  No  [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 22, 2010, there were 438,462,905shares of the issuer’s common stock outstanding.

BARK GROUP INC

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	September 30,	December 31,
Assets	2010	2009
Current assets:
Cash	$18	$-
Accounts receivable, net	2,003	-
Costs and estimated earnings in excess of billings on projects in progress	247	-
Value added tax receivable	16	-
Prepaid expenses and other current assets	668	-
Current assets of discontinued operations	-	1,308

Total current assets	2,952	1,308

Property, plant and equipment, net of accumulated depreciation	142	-
Goodwill	3,710	-
Other intangible assets, net of accumulated amortization	769	-
Deferred financing costs, net of accumulated amortization	5	-
Other assets of discontinued operations	-	8,394
Total assets	$7,578	$9,702

The accompanying notes are an integral part of these condensed consolidated financial statements

1

Bark Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	September 30,	December 31,
Liabilities	2010	2009
Current liabilities:
Accounts payable	$2,262	$-
Accrued liabilities	1,751	251
Billings in excess of costs and estimated earnings on projects in progress	43	-
Proceed from sale of shares not issued	94	-
Current portion of long-term debt	693	96
Derivative liabilities	313	-
Debt to former shareholder - Tre Kronor	151	-
Advances from related parties	195	399
Current liabilities of discontinued operations	-	6,464

Total current liabilities	5,502	7,210

Long-term debt , net of current portion	155	-
Contingent considerations - Tre Kronor	82	-
Other liabilities of discontinued operations	-	4,162

Total liabilities	5,739	11,372

Non-Controlling interests in discontinued operations	-	1,301

Stockholders’ Equity (Deficiency)
Stockholders' equity (deficiency):
Preferred stock $0.001 per share par value; 100,000,000 authorized; 0 issued and outstanding.	-	-
Common stock $0.001 per share par value; 2,000,000,000 shares authorized, 412,784,571 and 351,364,254 shares issued and outstanding at September 30, 2010 and December 31,2009, respectively	413	351
Additional paid-in capital	8,820	2,919
Accumulated deficit	(7,066)	(6,181)
Treasury stock (14,000,000 common shares, at cost)	(14)	-
Accumulated other comprehensive income	(314)	(60)

Total stockholder’s equity (deficiency)	1,839	(2,971)
Totals liabilities and stockholders` equity (deficiency)	$7,578	$9,702

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2010	2009	2010	2009
Net revenues		$4,290	-	6,597	-
Cost of revenues		(3,958)	-	(6,094)	-

Gross Profit		332	-	503	-

Selling, general and administrative expenses		(832)	(421)	(1,647)	(794)
Depreciation and amortization		(46)	-	(81)	-
Impairment of goodwill		-	-	-	-

Loss from continued operations		(546)	(421)	(1,225)	(794)

Other income (expense):

Gain on extinguishment of debt		184	-	184	-
Loss from change in fair value of derivative liabilities		(171)	-	(158)	-
Gain from change in fair value of contingent
consideration		283	-	283	-
Interest expense		(169)	(15)	(249)	(18)

Total other income (expenses), net		127	(15)	60	(18)

Net loss from continued operations		(419)	(436)	(1,165)	(812)

Discontinued operations:
Loss from discontinued operations		(1,878)	(237)	(3,687)	(1,184)
Gain on deconsolidation of subsidiaries		3,839	-	3,839	-

Income (loss) from discontinued operations		1,961	(237)	152	(1,184)

Net income (loss)		$1,542	(673)	(1,013)	(1,996)

Earning (loss) per share - Basic:
Continuing operations	$	(-)	(-)	(-)	(-)
Discontinued operations	$	(-)	(-)	(-)	(-)
Gain from disposal of assets in subsidiaries		$-		-
Net income (loss)		$-	(-)	(-)	(-)
Earnings (loss) per share – Diluted
Continuing operations	$	(-)	(-)	(-)	(-)
Discontinued operations	$	(-)	(-)	(-)	(-)
Gain on disposal of assets in subsidiaries		$-		-
Net income (loss)		$-	(-)	(-)	(-)
Weighted-average shares outstanding:
Basic:		406,868,929	316,856,739	384,499,719	316,510,824
Diluted:		406,868,929	316,856,739	384,499,719	316,510,824

The accompanying notes are an integral part of these condensed consolidated financial statements

Bark Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of USD)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,013)	$(1,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	-
Amortization of intangible assets	61	-
Amortization of deferred debt discount	97	-
Amortization of deferred financing costs	7	-
Gain from extinguishment of debt	(184)	-
Loss from change in fair value of derivative liabilities	158	-
Accrued interest	120	-
Gain on change in fair value of contingent consideration	(283)
Stock based compensation	267	413
Non-Controlling interests	(22)	(77)
Gain on deconsolidation of subsidiaries	(3,839)	-
Changes in operating assets and liabilities :
Accounts receivable	(929)	-
Cost and estimated earnings in excess of billings on projects	(108)	-
Value added tax refund receivable	(16)	-
Prepaid expenses and other current assets	(483)	-
Accounts payable	1,059	-
Accrued liabilities	203	8
Billings in excess of costs and estimated earnings	43	-
Operating activities from discontinued operations	2,941	1,034
Net cash used in operating activities	(1,899)	(618)
Cash flows from investing activities:
Cash acquired in acquisition of Tre Kronor	962	-
Sale (purchase) of equipment	(11)	-
Investing activities in discontinued operations	-	3
Net cash provided by (used in) investing activities	951	3
Cash flows from financing activities:
Repayments of debt	(175)	-
Proceeds from debt, net of financing costs	1,113	501
Payment of debt to former shareholder	(236)	-
Net proceeds (repayments) from borrowings from related party	39	(152)
Proceeds from issuance of common stock, net of issuance costs	390	-
Financing activities from discontinued operations	(223)	247
Net cash provided by financing activities	908	596
Effect of exchange rates on cash from continued operations	(142)	27
Effect of exchange rates on cash from discontinued operations	200	(83)
Net increase (decrease) in cash	18	(75)
Cash at beginning of period	-	86
Cash at end of period	$18	$11
Supplemental information:
Cash paid for interest in continued operations	$4	$-
Cash paid for interest, discontinued operations	$103	$277
Non-cash investing and financing activities:
Note payable converted into common shares	$1,434	$-
Extinguishment of debt from related parties	$223	$-
Equipment acquired under capital lease	$-	$87
Issuance of common stock to acquire Tre Kronor	$2,825	$-
Adjustment of Non-Controlling interest to redemption value	$118	$(122)

The accompanying notes are an integral part of these condensed consolidated financial statements

BARK GROUP INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and nature of business

     Bark Group Inc, (the “Company”), is a holding company that currently conducts its operations through its wholly owned subsidiary Tre Kronor Media AB, which was acquired on May 4, 2010. Up until September 8, 2010 Bark Group Inc owned Bark Corporation A/S (Bark Corporation). Bark Corporation is Danish holding company conducting its operations through its wholly owned subsidiaries Bark Advertising A/S ("Bark Advertising"), and Bark Property ApS. As described below, Bark Corporation and its subsidiaries were closed effective September 8, 2010 and thereinafter considered discontinued operations.

     During July and August 2010, the Danish subsidiaries of the Company experienced losses from operations due to clients decreasing their advertising spending combined with local management’s inability to generate sufficient new business activities. Moreover, management determined that the fixed costs and the expected revenues in the latter half of 2010 would lead to continued substantial losses in 2010 and the first half of 2011.

     The declining revenues and rising losses would increase the Group's already large net working capital deficit and hence, increased demands for the Group's cash capital to service its debt in the Danish operations.

     On August 31, 2010, the Danish companies were not in possession of sufficient cash to continue its operations. Thus, management decided to cease its Danish operations. On September 8, 2010, management in the Danish companies filed for closing of all operations in Denmark, with the Danish court in Copenhagen.

     As a consequence of filing of bankruptcy and control of the Danish subsidiaries being accepted by the court effective September 8, 2010, the Company has deconsolidated the Danish subsidiaries.

     On May 4, 2010, the Company completed the acquisition of all of the issued and outstanding shares of Tre Kronor, a Swedish media company in accordance with a share purchase agreement dated April 9, 2010. The Company believes that Tre Kronor Media's business model of performance-based marketing is consistent with the Company’s strategy of acquiring professional, profitable and innovative multi-platform media companies.

     The Company issued an aggregate of 35,000,000 shares of common stock to the shareholders of Tre Kronor, pro rata with their respective ownership interests in Tre Kronor, to complete the acquisition. Additional principal terms of the Tre Kronor agreement are summarized as follows:

all shares issued to the Tre Kronor shareholders will be subject to a three year lock-up period;

notwithstanding the above lock-up agreement, three of the shareholders will be permitted to sell annually a portion of their shares provided that (i) the total accumulated aggregate sales price does not exceed Swedish Kroner (SEK) 3,000,000, and (ii) the transfers do not exceed 10% of the daily registered turnover of Barknotwithstanding the above lock-up agreement, three of the shareholders will be permitted to sell annually a portion of their shares provided that (i) the total accumulated aggregate sales price does not exceed Swedish Kroner (SEK) 3,000,000, and (ii) the transfers do not exceed 10% of the daily registered turnover of Bark’s common stock on the Nasdaq OTC Bulletin Board, however in 2010 the shareholders cannot sell any shares in the initial six months;

in 2010 only, one of the principal shareholders, will redeem a portion of his shares against a cash payment from the Company in the aggregate amount of SEK 3,000,000 ($387,000) to be paid as follows (i) SEK 750,000 ($97,000 in May 2010, and (ii) SEK 750,000 ($97,000 in June 2010, and (iii) SEK 1,500,000($194,000) in July 2010. The redemption of the shares will be based on the valuation on the date of payment. Per date of acquisition the Company recorded $387,000 as a related party current liability. As of September 30, 2010, the Company paid $237,000, (SEK1,836,750), to the principal stockholder;

in the event that the Company does not raise a minimum of either $3,000,000 either as debt or equity financing by December 31, 2010,the Tre Kronor shareholders will have the right to re-acquire all of the issued and outstanding shares of Tre Kronor by (i) delivering written notice by January 15, 2011 and returning to the Company all consideration issued to such shareholders within 30 days of such notice, including the cash value of any shares that may have been sold by the Tre Kronor shareholders, the Company have also agreed to issue up to an additional 6,000,000 shares of its common stock based on Tre Kronor achieving certain “Earnings Before Tax” (“ EBT ”), as determined in accordance with the agreement, thresholds for the accounting years 2010 to 2012:

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

     On March 31, 2010 Bark Corporation completed the acquisition of a 51% interest in Anaconda.tv GmbH (”Anaconda”), a television production company incorporated in Germany. In accordance with the authoritative guidance contained in ASC 805, Business Combinations, and ASC 810, Consolidation, management has performed an assessment based on all relevant facts and circumstances, and concluded that the minority shareholder of Anaconda has been granted a substantive participating right that precludes the Bark Corporation’s majority voting interest from being considered a controlling financial interest. As such, the Company required its investment in Anaconda under the equity method, in accordance with ASC 323, Investments—Equity Method and Joint Ventures. On June 15, 2010, the Company entered into an agreement with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane, in respect to the ownership of Anaconda.tv GmbH, whereby:

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

     On August 25, 2010 the Company entered into an agreement with Rene Lauritsen, a 10% shareholder of the Company, and Sapiens Alliance Ltd., a private company controlled by Mr. Lauritsen, in respect of the ownership of Anaconda.tv GmbH, a television production company incorporated in Munich, Germany (“ Anaconda ”) whereby:

  Bark Corporation agreed to re-convey to Mr. Lauritsen a 25.5% interest in Anaconda that was acquired by us in January 2010, as consideration for the re-conveyance, Mr. Lauritsen agreed to surrender 7,000,000 shares of the common stock of the Company issued to him originally in connection with Bark Corporation’s acquisition of an interest in Anaconda, and each party agreed to complete such transfers, assignments and surrenders of shares to give effect to the above agreements.

The agreement was entered into as Anaconda had failed to deliver to us audited financial statements of Anaconda for the year ended December 31, 2009 in the manner that Anaconda had represented that it would deliver.

As a consequence of these transactions, the Company no longer owns any ownership interest in Anaconda effective August 25, 2010.

Business
     Bark Group and its newly acquired Swedish subsidiary (collectively, the "Company") offer its customers a network of advertising and media services. The Company’s strategy is to acquire mid-size / place equity investments in well established businesses throughout Europe in order to form a European network of advertising and media agencies.

Going Concern
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company continues to operate with negative working capital (approximately $2,550,000 at September 30, 2010) and has limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital includes convertible debentures and related derivative liabilities of approximately $1,006,000. Further, the negative net working capital includes proceeds from sale of shares not issued, of $94,000.

     The Company's current source of funding, in addition to cash from operations is a operating line of credit of approximately $293,000.

     The Company plans to use both (i) its operating line of credit to finance its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis. The Company plans to conduct an equity financing of its securities in order to raise additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. In November 2010 two of the major shareholders of the Company placed an equity financing of approximately $440,000.

     Based on the Company’s current forecast it anticipates that cash flow from operations will be sufficient to cover its current on-going operating expenses for the next 12 months. Therefore the Company estimates that it will require approximately $1,010,000 (working capital deficit of $2,550,000 less i) convertible notes with less than one year maturity of $1,006,000 which it intends to convert, ii) proceeds from shares not issued for $94,000 and iii) equity financing from major shareholders of $440,000) over the next twelve months in order to sustain its current obligations and to satisfy its working capital deficiency. The Company plan to conduct an equity financing of its securities in order to raise additional financing. The Company will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds.

     The Company’s revised acquisition strategy is based on share-for-share agreements with no immediately cash release which means that need for additional financing in order to expand the business is limited on a short term basis.

     The Company also entered into an engagement agreement with an investment bank with the objective of securing additional financing, but the Company does not have any commitment from the investment bank to complete any financing. There is no assurance that the Company will raise any additional financing from either this investment bank or any other investors. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved.

     These conditions raise doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. These unaudited condensed consolidated unaudited financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of September 30, 2010, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the operating results for the full fiscal year or any future period. The Company has evaluated and included subsequent events through the filing date of this Form 10-Q.

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

Foreign Currency
     Prior to September 8, 2010 the Company determined Danish Kroner as the functional currency of its foreign operations. Effective from September 8, 2010 the Company’s functional currency is Swedish Kronor. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2010 and 2009 transaction gains and losses were not material.

     During the three and nine months ended September 30, 2010 and 2009 the related translation adjustment which was included in other comprehensive income (loss) was as follows:

	3 months ended September		9 months ended September

	2010	2009	2010	2009

Net profit (loss):	$1,542,000	$(673,000)	$(1,013,000)	$(1,996,000)
Translation adjustment:	$(213,000)	$(14,000)	$(257,000)	$(56,000)
Comprehensive profit (loss)	$1,329,000	$(687,000)	$(1,270,000)	$(2,052,000)

Loss per Share
     Basic net income (loss) from continued operation per share has been calculated by dividing net income (loss) from continued operations by the weighted average number of common shares outstanding during the period. Bark Group had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share from continuing operations, as their effect would have been anti-dilutive. Such outstanding securities consist of 7,778,720 non-vested shares issued to two executives. The shares were fully vested on May 31, 2010. In addition, potential shares of common stock aggregating 20,111,972 are issuable upon conversion of debts for the three and nine months ended September 30, 2010.

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

     Goodwill is accounted for under FASB ASC 350, Goodwill and other. Under FASB ASC 350, the Company’s goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in May as a result of continuing shortfall in the revenue budgets and management’s focus on the available growth in Tre Kronor. The Company’s reporting unit is tested individually for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. Effective from September 8, 2010 the Company operates only by Tre Kronor.

Equity Method of Accounting
     Investments in business entities in which the Company lacks a controlling financial interest but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. The Company’s proportionate share of net income or loss of such entity is recorded in “Loss from equity investment” included in “Other income (expense), net” on the Condensed Consolidated Statements of Operations. Effective from August 25, 2010 the Company no longer holds any equity investments.

Note 3 – Deconsolidation of Danish operation

     On August 31, 2010, the Company ceased activities of its Danish operations and management filed for bankruptcy in its five Danish subsidiaries on September 8, 2010. Effective September 8, 2010, the control in three of the five companies has been transferred to a court administrator and the remaining two Danish companies has been forced closed by the Danish Commerce and Companies Agency as management has resigned and accordingly the Danish subsidiaries have been deconsolidated.

     In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation," with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise's involvement with a variable interest entity are enhanced. The Company adopted this guidance as of January 1, 2010 on a prospective basis. As a result, Bark Corporation A/S (Bark Corporation), Bark Advertising A/S ("Bark Advertising"), and Bark Property ApS was deconsolidated as the power to direct the activities completely transferred to the trustees of Copenhagen court. The deconsolidation of these subsidiaries resulted in a decrease in assets and liabilities as of September 9, 2010 of $5,203,000 and $9,042,000 respectively.

     As the Company is no longer in control of the Danish subsidiaries the Company has, in accordance with ASC 810, deconsolidated the fair value of assets ($5,203,000) and liabilities ($9,042,000) and recorded a gain on deconsolidation of Danish entities of $3,839,000.

     The following table summarizes the deconsolidation:

Unaudited
September 30,
Assets	2010
Current assets:
Cash	$7
Accounts receivable, net	230
Costs and estimated earnings in excess of billings on projects in progress	212
Prepaid expenses and other current assets	21
Total current assets	470

Property, plant and equipment, net of accumulated depreciation	4,683
Deferred financing costs, net of accumulated amortization	50
Total assets	$5,203

Unaudited
September 30,
Liabilities	2010
Current liabilities:
Accounts payable	$1,752
Accrued liabilities	1,023
Billings in excess of costs and estimated earnings on projects in progress	91
Current portion of long-term debt	1,831
Current portion of obligations under capital leases	138
Current portion of debt to redeemed stockholders	117
Total current liabilities	4,952

Long-term debt , net of current portion	4.090
Total liabilities	$9,042

Note 4 – Tre Kronor Media AB

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

     The Company has determined that the acquisition of Tre Kronor was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Stock issuance on the date of acquisition	$4,200,000
Estimated contingent consideration to be earned	365,000
4,565,000

Recognized amounts of identifiable assets and liabilities acquired at fair value:
Cash	962,700
Accounts receivable	1,073,936
Work in progress	138,547
Equipment and deposits	189,858
Prepaid expenses	148,262
Account payable	(1,203,465)
Corporate income tax	(13,351)
Accrued expenses and other liabilities	(1,296,487)
Total identifiable net assets	-
Total purchase value	$4,565,000

     The Company recognized the total purchase as summarized in the following table:

Goodwill (100% deductable for tax purpose)	3,710,000
Intangible assets	830,000
Liability to related parties (see Note 1)	(387,000)
Earn out to former shareholders - Tre Kronor	(365,000)
Equity, issuance of common shares as consideration	(3,788,000)

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

     The intangible assets is identified and recognized in accordance with Accounting Standards Codification 805 (“ASC 805”), Business Combinations. Based on a discounted cash flow model the fair value of the intangible assets was determined to be $830,000 with useful lives of 5 years (see Note 5).

     The results of operations of Tre Kronor have been included in the Company’s condensed consolidated statements of operations since the completion of the Tre Kronor acquisition on May 4, 2010. Revenues totaled approximately $6,597,000 and net loss totaled $214,000 since the date of acquisition. The following table reflects the unaudited pro forma consolidated results of operations had the Tre Kronor acquisition taken place at the beginning of 2010 and 2009 periods:

	Three months ended				Nine months ended
	September 30				September 30
	2010		2009		2010		2009

Net revenues	$4,290		$2,825		$11,936		$9,116
Cost of revenues	(3,958)		(2,532)		(11,054)		(8,241)
Operating income (expenses)	927		(1,072)		(2,283)		(3,082)
Net loss from continuing operations	(419)		(436)		(1,165)		(812)
Net profit (loss)	1,542		(779)		(1,118)		(2,207)
Weighted average shares, basic	406,868,929		316,856,739		384,499,719		316,510,824
Weighted average shares, diluted	406,868,929		316,856,739		384,499,719		316,510,824
Basic net profit (loss) from continuing operations per share	$-	$	(-)	$	(-)	$	(-)
Diluted net profit (loss) from continuing operations per share	$-	$	(-)	$	(-)	$	(-)

Note 5 - Other intangible assets

     In accordance with Accounting Standards Codification 805 (“ASC 805”), Business Combinations, the Company has identified and recognized trade name and customer relationships in Tre Kronor as intangible assets. Based on a discounted cash flow model the fair value of the intangible assets was determined to $610,000 and $220,000 respectively, both having a useful life of 5 years. For the three and nine months ended September 30, 2010 intangible assets were amortized by $41,500 and $67,300 respectively. At September 30, 2010 the net carrying amount of intangible assets related to the acquisition of Tre Kronor was $769,466.

The following table set forts the future amortization of intangible assets:

2010 (October – December):	$41,500
2011:	$166,000
2012:	$166,000
2013:	$166,000
2014:	$166,000
2015 (January – May):	$58,930

Note 6 - Concentration of credit risk

     Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

     During the nine months ended September 30, 2010 customer AB accounted for approximately 23% of revenue. No other customers individually represented more than 10% of revenue for any period presented.

     As of September 30, 2010 customers AC, AA and AB accounted for approximately 13%, 27% and 36% of the Company’s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

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

     The Company’s cash and cash equivalent balances are maintained at financial institutions located in USA, Denmark and Sweden.

Note 7 – Non-controlling interests in discontinued operations

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

     In January 2009, two Class B shareholders representing 131 shares were redeemed. The redeemable amount as of September 30, 2010 and December 31, 2009 was DKK 637,393 ($116,737)and DKK 994,356 ($191,587), respectively. The redemption of shares is paid in 8 quarterly installments, including interest at variable rates (5% at December 31, 2009). On September 8, 2010, the Company is no longer obligated to pay the remaining installments to Class B shareholder as the liabilities were transferred to the Danish Courts upon acceptance of control of the Danish subsidiaries by the Courts.

     In November 2009 three additional Class B shareholders representing 75 shares were redeemed for DKK 900,000 ($180,000). The redeemable amount was converted to a total of 2,000,000 shares of common stock in Bark Group.

     On June 1, 2010 the remaining three holders of 51,820 Series B shares were redeemed. Two of the three holders were affiliates to the Company.

     On August 18, 2010 the total redemption value of the 51,820 Series B shares of DKK 6,753,000 ($1,167,551) was converted to a total of 717,260 shares of common stock in Bark Group Inc. The Company recognized a total beneficial gain from the conversion of $1,127,385. Gain related to the affiliates was recognized with $943,077 as additional paid in capital, whereas gain related to the non-affiliate of $184,308 was recognized in the Company’s income statement as gain on extinguishment of debts.

Note 8 - Derivative Liabilities

     In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for 4 convertible debentures (see note 10) issued during the second quarter 2010 for its shares of common stock, as derivative liabilities, and apply the provisions of ASC 815. The instruments have a ratchet provision that adjust either the exercise price and/or quantity of the shares as the conversion price equals to 55% - 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company.

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

      The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model and the following assumptions:

	September 30,	Date of
	2010	issuance
$80,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.16%	0.39%
Annual rate of dividends	-	-
Volatility	154%	152%
Weighted Average life (months)	3	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.16%	0.42%
Annual rate of dividends	-	-
Volatility	154%	160%
Weighted Average life (months)	3	9

$37,500 Debenture:
Discount Rate – Bond Equivalent Yield	0.16%	0.43%
Annual rate of dividends	-	-
Volatility	154%	160%
Weighted Average life (months)	4	9

$50,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.16%	0.37%
Annual rate of dividends	-	-
Volatility	154%	161%
Weighted Average life (months)	5	9

Fair Value	$313,035	$155,163

     The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

     On the date of issuance the derivative liabilities associated with the debentures was $155,163. At September 30, 2010, the derivative liability associated with the debenture was revalued to $313,035. The $170,703 increase in the derivative liability at September 30, 2010 is included as loss on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for three months ended September 30, 2010. For the nine months ended September 30, 2010 the loss on change in fair value was $157,872.

Note 9 - Fair Value Measurement

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

     The following table provides the assets and liabilities carried at fair value measured on a recurring and non-recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010
	Total Carrying	Quoted prices	Significant
	Value at	in active	other	Significant
	September	markets	observable	unobservable
	30, 2010	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$313,035	$-	$-	$313,035
Contingent Consideration	$82,000	$-	$-	$82,000
Goodwill	$3,710,000	$-	$-	$3,710,000

     The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical quoted market prices for the Company’s common stock, and are classified within Level 3 of the valuation hierarchy.

     The contingent consideration is measured at fair value using quoted market prices of Company’s shares of common stock.

     Goodwill is measured at fair value on a non-recurring basis using discounted cash flows and is classified within level 3 of the value hierarchy.

     The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	September 30,	December 31,
	2010	2009

Beginning balance – Derivative liabilities	$-	$-
Derivative liabilities recorded	155,163	-
Net unrealized loss on change in fair value of derivative liabilities	157,872	-
Ending balance – Derivative liabilities	$313,035	$-

	September 30,	December 31,
	2010	2009

Beginning balance – Contingent consideration	$365,000	$-
Net unrealized gain on change in fair value of contingent consideration	(283,000)	-
Ending balance – Contingent consideration	$82,000	$-

The following table set forth a summary of the changes in the fair value of goodwill that is measured at fair value on a non-recurring basis.

	September 30,	December 31,
	2010	2009

Beginning balance	$3,289,000	$3,230,000
Acquired	3,710,000	-
Impaired	(2,812,000)	-
Currency adjustment	(477,000)	59,000
Ending balance	$3,710,000	$3,289,000

Note 10 – Long and short-term debt

Long and short-term debt

     The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($186,000) on February 4, 2010 in order to fund working capital until additional capital could be raised. The loan matured on April 30, 2010 together with accrued interest of DKK 200,000 ($37,970). On September 9, 2010 the loan was converted into 4,000,000 new issued shares of common stock.

     The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010 in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010 together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010 the loan, which was not called on the date of maturity, were partly repaid in cash. On September 23, 2010 the loan were partly repaid in cash. As at September 30, 2010 the amount outstanding including accrued interest was $22,248

     On March 10, 2010 the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $71,033 which will be recorded as interest expenses ratably over the loans maturity. As at September 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $65,140.

     On March 15, 2010 the Company obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a possible deferred debt discount of $149,603. As the note holds a contingent conversion no deferred debt discount was recognized. As at September 30, 2010 the amount outstanding was $250,000.

     On April 20, 2010 the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which will be recorded as interest expenses ratably over the loans maturity. As at September 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $29,321

     On May 4, 2010 the Company obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which will be recorded as interest expenses ratably over the loans maturity. As at September 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $27,104.

     On May 27, 2010 the Company obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which will be recorded as interest expenses ratably over the loans maturity. As at September 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $35,501.

     The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) on June 25, 2010 in order to fund working capital until additional capital could be raised. The loan matures on September 30, 2010 together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As at September 30, 2010 the amount outstanding including accrued interest was $228,934. As the note holds a contingent conversion no deferred debt discount was recognized.

Note 11 – Non-vested shares

     In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 ($65,100). A weighted average grant date fair value of per share. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards became fully vested on May 31, 2010. The Company records compensation expense ratably over the vesting period. During the nine months ended September 30, 2010 and 2009, the Company recorded $94,753 and $175,489 of compensation expense, respectively, related to these awards. During the three months ended September 30, 2010 and 2009 the Company recorded $0 and $61,360 of compensation expense.

Note 12 – Stock based compensation

     In August and September 2009 the Company issued 3,000,000 shares to three consulting companies for services to be rendered during 2009 through 2012. The market value of the shares, on the date of signing the agreements was $487,500. During the nine months ended September 30, 2010 and 2009 the Company recorded stock based compensation of $69,063 and $236,979 respectively. During the three months ended September 30, 2010 and 2009 the Company recorded stock based compensation of $23,021 and $236,979 respectively. The Company will record compensation expense ratably over the remaining period. As of September 30, 2010 there was $138,125 of total unrecognized compensation costs related to the issuance. The cost is expected to be recognized over a period of 6 quarters.

     During the second quarter of 2010 the Company issued 1,348,000 shares of common stock to five consultants for services to be rendered during 2010 and 2011. The market value of the shares, on the date of signing the agreements was $151,920. During the three and nine months ended September 30, 2010 the Company recorded stock based compensation of $29,760 and $103,560.

     The Company will record compensation expense ratably over the remaining period. As of September 30, 2010 there was $48,360 of total unrecognized compensation costs related to the issuance. The cost is expected to be recognized over a period of 2 quarters.

Note 13 - Related party transactions

     Fee to Secretary and member of the Board Bent Helvang
     BH Media ApS (a company 100% owned by Bent Helvang) is according to contract entitled to invoice the Company DKK 270,000 ($49,450) during the nine months ended September 30, 2010 and 2009, respectively, for services provided to the Company relating to acquiring new companies, strategy planning and management services. For the three months ended September 30, 2010 and 2009 the contract entitled BH Media ApS to invoice DKK 90,000 ($16,483). Such services have been recorded as a component of selling, general, and administrative expenses. At September 30, 2010, and December 31, 2009 BH Media ApS has a receivable of DKK 938,100($171,810) and DKK 867,744 ($167,192) respectively which has been classified in advances from related parties.

     Fee to Director Anders Hageskov
     Lugano Communication and Entertainment (a company in which Anders Hageskov was employed up until October 31, 2009) invoiced the Company $196,875 during the nine months ended September 30, 2009, for services rendered by Anders Hageskov to Bark Copenhagen and Bark Advertising. For the three months ended September 30, 2009 Lugano Communication invoiced the Company $54,755. The fee’s included reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and has been recorded as a component of selling, general, and administrative expenses.

     Loan to Anaconda tv Gmbh
On April 8 and May 27, 2010, the Company made payments to creditors on behalf of Anaconda at a total amount of $16,047. Anaconda will repay this loan no later than December 31, 2010. On August 25, 2010 the loan was written off, following the re-convey described below.

     Acquisition of Anaconda – re convey
On June 15, 2010 and on August 25, 2010, we entered into agreements with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane and Rene Lauritsen, a 10% shareholder of the Company, in respect of the ownership of Anaconda.tv GmbH, whereby Bark Corporation agreed to re-convey to Mr. Svane and Mr. Lauritsen a total of 51% interest in Anaconda that was acquired by us on March 31, 2010. As consideration for the re-conveyance, Mr. Svane and Mr. Lauritsen agreed to surrender 14,000,000 shares of the common stock of the Company issued to them originally in connection with Bark Corporation’s acquisition of an interest in Anaconda.

     Niclas Fröberg – CEO of Tre Kronor
According to the Share Purchase Agreement with the former shareholders of Tre Kronor, the Company is committed to pay an aggregate amount of SEK 3,000,000 ($387,000) to Mr. Fröberg. The payments were due as follows (i) SEK 750,000 ($97,000) in May 2010, and (ii) SEK 750,000 ($97,000) in June 2010, and (iii) SEK 1,500,000 ($193,000) in July 2010. At September 30, 2010 the amount outstanding was $150,520 which has been classified in debt to former shareholder – Tre Kronor.

     Lars Thomassen – Chairman of the Board
During the third quarter of 2010 Lars Thomassen made payments of DKK 105,489 ($19,320) to creditors on behalf of the Company. The loan is to be repaid in full by the end of November 2010.

Note 14 – Subsequent events

     On November 3, 2010, two of the Company’s majority shareholders made cash investments of approximately DKK 2,400,000 ($440,000) in the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2010 and 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

We are a commercial communication services company that provides integrated media, advertising and marketing consulting services to our clients. We conduct our business through various subsidiaries which enables us to merge various communication expertise including advertising (creativity and strategy), media consulting, digital know-how and television production. We believe this mix of skills allows us to customize advertising and marketing communication services to create the most value for our clients and their businesses.

Our clients are comprised primarily of European businesses that range in size from small local businesses to larger transnational and multi-national corporations.

Due to the changing dynamics within the communications industry, along with an intimate knowledge concerning the needs of independent agencies, the Board of Bark Group Inc. recently revised its business strategy to reflect these considerations.

We are in the process of forming partnerships with strong creative agencies and marketing service companies, to deliver a broad spectrum of communications disciplines in selected countries. The intent is to provide strong creative entrepreneurs with the combined advantages of retaining local independence while enjoying the benefits of a listed company.

A number of independent local agencies have already expressed their desire to be part of a future network which combines the advantages of a network agency relationship, while striving to preserve their sovereignty.

Our new acquisition model is based on a share-for-share agreement, usually starting with a minority position in the new partner. Cash is not immediately released, which we believe will ensure a higher and more sustainable long-term profit.

The key partners will share the ownership of Bark as a listed company along with all other shareholders and will have a substantial incentive in promoting the success of Bark Group Inc. This financial incentive will further enhance and therefore drive the cooperation between the individual companies.

We have identified and initiated discussions with a number of potential partners from highly regarded independent agencies based in London, Sweden and Italy, in order to establish a future partnership of our network.

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

On August 25, 2010 the Company entered into an agreement with Rene Lauritsen, a 10% shareholder of the Company, and Sapiens Alliance Ltd., a private company controlled by Mr. Lauritsen, in respect of the ownership of Anaconda.tv GmbH, a television production company incorporated in Munich, Germany (“ Anaconda ”) whereby:

  Bark Corporation agreed to re-convey to Mr. Lauritsen a 25.5% interest in Anaconda that was acquired by us in January 2010, as consideration for the re-conveyance, Mr. Lauritsen agreed to surrender 7,000,000 shares of the common stock of the Company issued to him originally in connection with Bark Corporation’s acquisition of an interest in Anaconda, and each party agreed to complete such transfers, assignments and surrenders of shares to give effect to the above agreements.

The agreement was entered into as Anaconda had failed to deliver to us audited financial statements of Anaconda for the year ended December 31, 2009 in the manner that Anaconda had represented that it would deliver.

As a consequence of these transactions, we no longer own any ownership interest in Anaconda effective August 25, 2010.

Danish subsidiaries

During July and August 2010 our Danish subsidiaries experienced unexpected losses from operations due to clients decreasing their advertising spending combined with local management’s inability to create sufficient new business activities. Moreover it became obvious that the fixed cost base and the expected revenues in the latter half of 2010 would lead to a substantial loss from operations in 2010 and a projected loss for the first half of 2011.

The declining revenues and rising losses contributed to aggravate the Group's already large net working capital deficit and hence, increased demands for the Group's cash capital raising to repay short term debt’s and to service long-term debt’s in the Danish operation.

On August 31, 2010, the Danish subsidiaries were not in possession of sufficient cash to continue operating. Thus, Group Management decided to cease operations. On September 8, 2010, management in the Danish companies filed for closing of all operations in Denmark, at the Danish court in Copenhagen.

As a consequence of filing of bankruptcy and control of the Danish subsidiaries was accepted by the court effective September 8, 2010, the Company has deconsolidated of Danish subsidiaries from Bark Group, Inc.

Results of Operations

Results of operations reflect inclusion of Tre Kronor from May 4, 2010 to September 30, 2010 and of discontinued operations from January 1, 2010 to August 31, 2010.

Revenues

We earn revenues from advertising and media services that we provide based on various different fee arrangements, including:

  fees for advertising services,

  fees for strategic counseling,

  commissions on media placements,

  performance based revenue, and

  a combination of all of the above.

The majority of our revenues are attributable to revenues earned on a fee for services basis for the advertising and media services that we provide.

During the three and nine months ended September 30, 2010 all our revenues was attributable to Tre Kronor Media. Note that the revenue is based on a 5 months period since acquisition date May 4, 2010 up until September 30, 2010.

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

Our cost of revenues for the three and nine months ended September 30, 2010 was attributable to subsidiaries.

Gross Profit

Gross Profit from our affiliates in the three and nine months ended September 30, 2010 were $332,000 and $503,000 respectively.

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

Our selling, general and administrative expenses totaled $1,647,000 for the nine months ended September 30, 2010 as compared to $794,000 for the nine months ended September 30, 2009, representing an increase of $853,000. For the three months ended September 30, 2010 the expenses increased to $832,000 as compared to $421,000 for the three months ended September 30, 2009. For the nine and the three months periods ended September 30, 2010 selling, general and administrative expenses attributable to subsidiaries was $678,000 and $465,000 respectively.

Depreciation and Amortization

Depreciation includes depreciation on building, plant, equipment and amortization of customer relationships.

Depreciation and amortizations totaled $81,000 for the nine months ended September 30, 2010 and $46,000 for the three months ended September 30, 2010. For the three and nine months, ended September 30, 2010 amortization of intangible assets amounted to $42,000 and $61,000 respectively.

Other income and expenses

Gain on extinguishment of debt

For the three and nine months ended September 30, 2010 we recognized a gain on extinguishment of debts of $184,000 from conversion of debt to a redeemed minority shareholder in Bark Advertising A/S

Loss on derivatives

For the three and nine months ended September 30, 2010 we recognized a loss of $170,703 and $157,872 respectively from derivative liabilities being the difference in fair value between date of issuance and date of reporting. Derivative liabilities relates to convertible debentures issued to private investors.

Gain on change in fair value of contingent consideration

For the three and nine months ended September 30, 2010 we recognized a gain of $283,000 from contingent consideration being the difference in fair value between date of contingent consideration agreed upon and date of reporting. Contingent consideration related to the issuance of shares of common stock to the previous shareholders of Tre Kronor.

Interest Expense

Interest expense includes interest that we pay on our credit facility with Nordea Bank and interest plus deferred discounts from loans and convertible notes issued to private investors. These loans and notes are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expenses totaled $249,000 for the nine months ended September 30, 2010 as compared to $18,000 for the nine months ended September 30, 2009. For the three months ended September 30, 2010 interest expenses totaled $169,000 as compared to $15,000 in 2009.

The variance is attributable to increased interest expenses and deferred discounts on loans and convertible notes from private investors.

Loss from discontinued operations

For the nine months ended September 30, 2010 the loss from discontinued operations increased to $3,687,000 as compared to $1,184,000 for the nine months ended September 30, 2009. The increased loss arises primarily from a decreased gross profit and impairment of goodwill. For the three months ended September 30, 2010 loss from discontinued operations was $1,878,000 as compared to a loss of $237,000 for the three months ended September 30, 2009.

Gain on disposal of assets in subsidiaries

For the three and nine months ended September 30, 2010 we recognized a gain on disposal of assets in subsidiaries of $3,839,000 being comprised of fair value of liabilities ($9,042,000) less fair value of assets ($5,203,000).

Net Loss

After inclusion of loss from discontinued operations and gain on disposal of assets in subsidiaries we recorded a net profit of $1,542,000 for the three months ended September 30, 2010 and a loss of $1,013,000 for the nine months ended September 30, 2010.

For the three and nine months ended September 30, 2010 we recorded losses from discontinued operations of $1,878,000 and $3,687,000 respectively as compared to losses of $237,000 and $1,184,000 in 2009.

Continued affiliate operations contributed with expected losses of $214,000 in the nine months ended September 30, 2010 and $181,000 for the three months ended September 30, 2010. It is expected that affiliates will be profitable for 2010.

Liquidity and Capital Resources

Cash and Working Capital

As at September 30, 2010 and December 31, 2009, we had cash of $18,000 and $0 respectively. Our working capital deficit decreased from $5,809,000 at December 31, 2009 to $2,550,000 at September 30, 2010, a decrease of $3,259,000. The decrease in our working capital deficit is due to the ceased Danish operations partly offset by convertible notes obtained in 2010 with a maturity of less than 12 months. At September 30, 2010 the aggregated outstanding amount of these notes was approximately $1,006,000.

Cash Requirements

We are presently experiencing negative cash flows from our operating activities and we have a working capital deficit. Our working capital deficit was $2,550,000 as of September 30, 2010. Based on our current forecast it anticipates that cash flow from operations will be sufficient to cover its current on-going operating expenses for the next 12 months. Therefore we estimates that we will require approximately $1,010,000 (working capital deficit of $2,550,000 less i) convertible notes with less than one year maturity of $1,006,000 which it intends to convert, ii) proceeds from shares not issued for $94,000 and iii) equity financing from major shareholders of $440,000) over the next twelve months in order to sustain our current obligations and to satisfy our working capital deficiency.

Our revised acquisition strategy is based on share-for-share agreements with no immediately cash release which means that need for additional financing in order to expand the business is limited on a short term basis.

Our current source of funding, in addition to cash from operations is our operating line of credit of approximately $293,000. We plan to use our operating line of credit to finance our operations over the next twelve months. However, we will require additional financing to conduct our business in accordance with our plan of operations on a long term basis. We plan to conduct an equity financing of our securities in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. In November 2010 two of our major shareholders placed an equity financing of approximately $440,000.

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

Bank Indebtedness

We have a floating rate line credit facility in Nordea Bank in the amount of $293,000. As at September 30, 2010 the amount outstanding under this line of credit facility was approximately $155,000. The rate of interest payable under the line of credit facility is presently 4.25 % per annum.

Loans from private investors

The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($186,000) on February 4, 2010 in order to fund working capital until additional capital could be raised. The loan matured on April 30, 2010 together with accrued interest of DKK 200,000 ($37,970). On September 9, 2010 the loan was converted into 4,000,000 new issued shares of common stock.

The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010 in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010 together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010 the loan, which was not called on the date of maturity, were partly repaid in cash. On September 23, 2010 the loan were partly repaid in cash. As at September 30, 2010 the amount outstanding including accrued interest was $22,248

On March 10, 2010 the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $71,033 which will be recorded as interest expenses ratably over the loans maturity. As at September 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $65,140.

On March 15, 2010 the Company obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a possible deferred debt discount of $149,603. As the note holds a contingent conversion no deferred debt discount was recognized. As at September 30, 2010 the amount outstanding was $250,000.

On April 20, 2010 the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which will be recorded as interest expenses ratably over the loans maturity. As at September 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $29,321

On May 4, 2010 the Company obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which will be recorded as interest expenses ratably over the loans maturity. As at September 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $27,104.

On May 27, 2010 the Company obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which will be recorded as interest expenses ratably over the loans maturity. As at September 30, 2010 the amount outstanding including accrued interest, net of deferred discount was $35,501.

The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) on June 25, 2010 in order to fund working capital until additional capital could be raised. The loan matures on September 30, 2010 together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As at September 30, 2010 the amount outstanding including accrued interest was $228,934. As the note holds a contingent conversion no deferred debt discount was recognized.

Going Concern
Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We continue to operate with negative working capital (approximately $2,550,000 at September 30, 2010) and has limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital includes convertible debentures and related derivative liabilities of approximately $1,006,000. Further, the negative net working capital includes proceeds from sale of shares not issued, of $94,000.

Our current source of funding, in addition to cash from operations is a operating line of credit of approximately $293,000.

We plan to use both (i) operating line of credit to finance its operations over the next twelve months. However, we will require additional financing to conduct our business in accordance with our plan of operations on a long term basis. We plan to conduct an equity financing of our securities in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds. In November 2010 two of our major shareholders placed an equity financing of approximately $440,000.

Based on the our current forecast we anticipate that cash flow from operations will be sufficient to cover our current ongoing operating expenses for the next 12 months. Therefore we estimate that we will require approximately $1,010,000 (working capital deficit of $2,550,000 less i) convertible notes with less than one year maturity of $1,006,000 which we intend to convert, ii) proceeds from shares not issued for $94,000 and iii) equity financing from major shareholders of $440,000) over the next twelve months in order to sustain our current obligations and to satisfy our working capital deficiency. We plan to conduct an equity financing of our securities in order to raise additional financing. We will also pursue bridge loans and private placements from investors located outside of the United States, primarily in Europe, in order to raise the required funds.

Our revised acquisition strategy is based on share-for-share agreements with no immediately cash release which means that need for additional financing in order to expand the business is limited on a short term basis.

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

As a result of the above, we believe that a doubt about our ability to continue as a going concern remained as at September 30, 2010, as reflected in the notes to our condensed consolidated unaudited financial statements for the nine months ended September 30, 2010. Our condensed consolidated unaudited financial statements for the nine months ended September 30, 2010 do not include any adjustment that might result from the outcome of this uncertainty.

Cash Used In Operating Activities

We used cash of $1,899,000 in the nine months ended September 30, 2010, compared to use of cash of $618,000 in the nine months ended September 30, 2009. The increased use of cash in operating activities primarily reflects increased receivables and other current assets, decreased billings in excess of costs and estimated earnings on projects in progress offset by our decreased loss in 2010. Discontinued operations provided respectively $2,941,000 and $1,034,000.

Cash From/Used in Investing Activities

We provided cash from investing activities of $951,000 in the nine months ended September 30, 2010 by acquiring Tre Kronor offset by purchasing equipment of $11,000. In the nine months ended September 30, 2009 discontinued operations provided cash of $3,000 from sale of equipment.

Cash from Financing Activities

We generated cash of $908,000 from financing activities during the nine months ended September 30, 2010, which represented proceeds from issuance of common stock of $390,000, proceeds from borrowings from related parties of $39,000 and net proceeds from debt of $938,000, partly offset by payment of debt to former shareholder of $236,000 and repayments of debts in discontinued operations of $223,000.

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

Analysis of Impairment

In May 2010 we acquired Tre Kronor Media. We accounted for our acquisition of this business using the purchase method of accounting, which resulted in the recognition of approximately $3,710,000 of goodwill. In accordance with applicable standards specified in the Accounting Standards Codification, we test goodwill at the reporting unit’s level for possible impairment at least once annually and in between annual testing dates if events or changes in circumstances indicate that the carrying value of our goodwill might not be recoverable. We have designated December 31 as our as the formal date of our annual goodwill impairment test.

During the three month ended September 30, 2010 no events or changes in circumstances indicates that the carrying value of our goodwill might not be recordable.

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

Item 4 T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer, Niclas Fröberg, and our Chief Financial Officer, Ulrik Gerdes, are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2010 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Unregistered Sales of Equity Securities and Use of Proceeds Three Months Ended September 30, 2010

During the three months ended September 30, 2010, we have completed the following issuances of securities without registration under the Act:

Regulation S Share Subscriptions: We have completed the following sales of common stock in private placement transactions:

Date of Completion of Sale	Number of Shares Sold	Number of Investors	Aggregate Consideration Paid by Investors	Aggregate Commission Paid by Company
July 21, 2010	2,122,641	1	$90,000	-
August 18, 2010[1]	717,260	3	$1,167,551	-
September 9, 2010[2]	4,000,000	1	$204,911	-

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

31_________________
1 Issued as consideration for conversion of debts
2 Issued as consideration for conversion of debts

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

BARK GROUP INC.

Date: November 22, 2010	By:	/s/ Niclas Fröberg

Niclas Fröberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2010	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer