Form 10-K
period 2010-12-31
UNITED COMMUNICATIONS PARTNERS INC
filed 2011-04-15
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

Commission File Number: 000-53530

UNITED COMMUNICATION PARTNERS INC.
(formerly know as Bark Group Inc.)
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Sveavägen 17, Box 3061, SE-103 61
Stockholm, Sweden	SE-103 61
(Address of principal executive offices)	(Zip Code)

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
[x] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non–accelerated filer [ ]	(do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
[ ] Yes     [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter: $7,613,360

The registrant had 468,105,931 shares of common stock outstanding as of March 31, 2011.

- i -

REFERENCES

As used in this annual report on Form 10-K:

  “we”, “us”, “our”, the “Company” or “United Communication Partners” refers to United Communication Partners Inc. and its subsidiaries, unless the context otherwise requires,

  “SEC” refers to the Securities and Exchange Commission,

  “Securities Act” refers to the Securities Act of 1933, as amended,

  “Exchange Act” refers to the Securities Exchange Act of 1934, as amended,

  all dollar amounts refer to US dollars, unless otherwise indicated,

  DKK refers to Danish Crowns, the lawful currency of Denmark, and

  SEK refers to Swedish Kroner, the lawful currency of Sweden.

FOREIGN EXCHANGE

Amounts presented below in Danish Crowns (DKK) for the year ended December 31, 2010 have been converted into U.S. Dollars at December 31, 2010 at the exchange rate of 5.6133 DKK per $1.00. Amounts presented below in Danish Crowns (DKK) for the year ended December 31, 2009 have been converted into U.S. Dollars as at December 31, 2009 at the exchange rate of 5.1901 DKK per $1.00. The Danish Crown (DKK) was convertible into U.S. dollars on the basis of 5.2486 DKK per $1.00 as of 12 pm (noon) on March 31, 2011 according to foreign exchange information published by the Danish National Bank.

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

PART I

ITEM 1.          BUSINESS

Overview

We are a commercial communication services company based in Sweden that provides integrated media, advertising and marketing consulting services to our clients. We conduct our business through various subsidiaries which enables us to merge various communication expertise including advertising (creativity and strategy), media consulting, digital know-how and television production. We believe this mix of skills allows us to customize advertising and marketing communication services to create the most value for our clients and their businesses.

Our clients are comprised primarily of European businesses that range in size from small local businesses to larger trans-national and multi-national corporations.

Corporation Organization

United Communication Partners Inc. is a Nevada corporation that was originally incorporated as “Exwal Inc.” on July 5, 2005.

Reverse Acquisition Transaction of Bark Corporation

From February 29, 2008 through to September 8, 2010, we provided our marketing and advertising services in Europe from our previous head office located in Copenhagen, Denmark through Bark Corporation A/S (“Bark Corporation”). Bark Corporation was the owner of 90.95% of the share capital of Bark Advertising A/S (“Bark Advertising”), which in turn is the owner of 100% of each of Bark Copenhagen A/S (“Bark Copenhagen”) and Bark Media ApS (“Bark Media”). Each of Bark Corporation, Bark Advertising, Bark Copenhagen and Bark Media was a Danish corporation.

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

Share Consolidation and Subsequent Forward Split

We completed a one for two and one-half consolidation of our issued and outstanding shares of common stock on February 26, 2008 prior to the completion of our acquisition of Bark Copenhagen.

We subsequently has filed a Certificate of Change with the Secretary of State of Nevada, with an effective date of August 13, 2009, to effectuate a forward stock split of the Company’s authorized share capital and its issued and outstanding shares of common stock, in each case on the basis of twenty new common shares for each one old common share. The forward stock split was payable to all shareholders of record as of the record date, August 13, 2009. As a result, as of August 13, 2009, the Company’s authorized share capital increased from 100,000,000 shares of common stock to 2,000,000,000 shares of common stock and its issued and outstanding share capital increased from 16,355,686 shares of common stock to 327,113,270 shares of common stock.

All references to numbers of shares of our common stock in this Annual Report are presented to reflect the 20 for one forward split of our common stock completed effective August 13, 2009 and the prior one for two and one-half share consolidation completed effective February 26, 2008.

Anacondatv.GmbH

On March 31, 2010 , the Company completed the acquisition of a 51% interest in Anaconda.tv GmbH (”Anaconda”), a television production company incorporated in Germany. As consideration for the acquisition, the Company issued an aggregate of 14,000,000 shares of common stock. Of the shares issued, 7,000,000 shares were issued to Svaneco Ltd., a company controlled by Mr. Jesper Svane and 7,000,000 shares were issued to Sapiens Alliance Ltd., a company controlled by Mr. Rene Lauritsen, who were both at the time principal shareholders of the Company. Subsequent to the completion of this acquisition, Anaconda was unable to deliver to the Company the audited financial statements of Anaconda for the year ended December 31, 2009 in the manner that Anaconda had represented that it could deliver.

On June 15, 2010, the Company entered into an agreement with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane, in respect to the ownership of Anaconda.tv GmbH, whereby we agreed to re-convey to Mr. Svane a 25.5% interest in Anaconda that it acquired on March 31, 2010, thereby reducing the Company’s ownership interest from 51% to 25.5% . As consideration for the re-conveyance, Mr. Svane surrendered, in July 2010, 7,000,000 shares of the common stock of the Company issued to him in connection with our acquisition of its interest in Anaconda.

On August 25, 2010, the Company entered into an agreement with Rene Lauritsen, a 10% shareholder of the Company, and Sapiens Alliance Ltd., a private company controlled by Mr. Lauritsen, in respect to the ownership of Anaconda.tv GmbH, whereby we agreed to re-convey to Mr. Lauritsen our remaining 25.5% interest in Anaconda that it acquired in January 2010, thereby reducing the Company’s ownership interest from 25.5% to nil%. As consideration for the re-conveyance, Mr. Lauritsen surrendered, in August 2010, 7,000,000 shares of the common stock of the Company issued to him in connection with our acquisition of its interest in Anaconda.

The June 15, 2010 and August 25, 2010 agreements were entered into as a result of Anaconda’s failure to deliver audited financial statements.

As a consequence of these transactions, the Company no longer owns any ownership interest in Anaconda effective August 25, 2010.

Tre Kronor Media AB (“TKM”)

On May 4, 2010, the Company completed the acquisition of all of the issued and outstanding shares of TKM, a Swedish media company in accordance with a share purchase agreement dated April 9, 2010.

The Company issued an aggregate of 35,000,000 shares of common stock to the shareholders of TKM, pro rata with their respective ownership interests in TKM, to complete the acquisition. Additional principal terms of the TKM agreement are summarized as follows:

  all shares issued to the TKM shareholders are subject to a three year lock-up period that commenced on the closing date of May 4, 2010. Further, after three years, any sales must not exceed 10% of the daily registered turnover of our common stock on the OTCBB;

  notwithstanding the above lock-up agreement, three of the shareholders, including Niclas Froberg and Carl Johan Grandinson, are permitted to sell annually a portion of their shares provided that (i) the total accumulated aggregate sales price does not exceed Swedish Kroner (SEK) 3,000,000, and (ii) the transfers do not exceed 10% of the daily registered volume of the Company’s common stock on the Nasdaq OTC Bulletin Board, however in 2010 the shareholders were not entitled to sell any shares for the initial six months following closing;

  in 2010 only, Niclas Froberg, one of the principal shareholders,, will redeem a portion of his shares against a cash payment from the Company in the aggregate amount of SEK 3,000,000 ($387,000). The redemption of the shares will be based on the valuation on the date of payment. On the date of acquisition the Company recorded $387,000 as a related party payable. The Company has agreed to extend the redemption of the portion of his shares against a cash payment in the aggregate amount of SEK 3,000,000 ($387,000) to December 31, 2011.

  in the event that the Company does not raise a minimum of $3,000,000 either as debt or equity financing by December 31, 2010, the TKM shareholders will have the right to re-acquire all of the issued and outstanding shares of TKM by (i) delivering written notice by January 15, 2011 and returning to the Company all consideration issued to such shareholders within 30 days of such notice, including the cash value of any shares that may have been sold by the TKM shareholders,

  On August 11, 2010 the former shareholders of TKM renounced their right to re-acquire the issued and outstanding shares as described above.

  the Company have also agreed to issue up to an additional 6,000,000 shares of its common stock based on TKM achieving certain “Earnings Before Tax” (“ EBT ”), as determined in accordance with the agreement, thresholds for the accounting years 2010 to 2012:

    EBT being more than SEK 2 million ($274,667) for 2010; issuance of additional 2,000,000 shares of the Company

    EBT being more than SEK 3 million ($412,000) for 2011; issuance of additional 2,000,000 shares of the Company

    EBT being more than SEK 4 million ($549,333) for 2012; issuance of additional 2,000,000 shares of the Company as an alternative to the above, the TKM shareholders will receive 4,000,000 shares if the accumulated EBT for 2010 and 2011 is more than SEK 5 million ($686,667), or 6,000,000 shares if the accumulated EBT for 2010, 2011 and 2012 is more than SEK 9 million.

On the date of the acquisition, the Company recorded an accrual of $365,000 as a long-term contingent consideration. The Company based this accrual on the fair value of the amount anticipated to be incurred as a result of the projections available at the date of the acquisition. At December 31, 2010 the contingent consideration was valued at $30,000. During fiscal 2010 the Company recorded a gain from fair value change contingent consideration of $335,000.

Ceasing of Operation of Danish Subsidiaries

During July and August 2010, the Danish subsidiaries of the Company, Bark Corporation, Bark Advertising and Bark Media, continued to experience losses from operations due to decreased advertising spending by clients combined with local management’s inability to generate sufficient new business activities. Moreover, management determined that the fixed costs and the expected revenues in the second half of 2010 would lead to continued substantial losses in 2010 and the first half of 2011. The continuing declining revenues and rising losses would increase the Company’s net working capital deficiency and increase demands for the Company’s cash resources to service its debt in the Danish operations. On August 31, 2010, the Danish companies were not in possession of sufficient cash to continue its operations. Thus, the Company’s management decided to cease its Danish operations. On September 8, 2010, management in the Danish companies filed for closing of all operations in Denmark, with the Danish court in Copenhagen. As a consequence of filing of bankruptcy and control of the Danish subsidiaries being accepted by the court effective September 8, 2010, the Company has deconsolidated the Danish subsidiaries. The operations of the Company’s Danish subsidiaries through September 8, 2010, have been presented as discontinued operations.

Change in Control

On September 24, 2010, Jesper Svane and Rene Lauritsen, each of whom was a holder of more than 10% of the outstanding shares of the Company, agreed to transfer an aggregate of 35,000,000 shares of the common stock of the Company to Niclas Froberg and Carl Johan Grandinson. This transfer followed the appointment of Mr. Froberg as chief executive officer of the Company. Mr. Froberg is chief executive officer of TKM. Mr. Grandinson is chief operative officer of Tre Kronor Media. Shares owned by Mr. Froberg and Mr. Grandinson prior to the transaction were acquired in connection with the Company’s acquisition of Tre Kronor Media on May 4, 2010.

Mr. Froberg and Mr. Grandinson owned the following shares of the Company upon completion of the share transfers:

Name	Position with Company	Number of Shares Held prior to Acquisition	Number of Shares Acquired	Total Shares Held	Percentage of Outstanding Shares Held (1)
Niclas Froberg	CEO of the Company and Tre Kronor Media	15,810,000	17,500,000	33,310,000	8.16%
Carl Johan Grandinson	Chief Operating Officer of Tre Kronor Media	7,905,000	17,500,000	25,405,000	6.22%

(1) Based on 408,259,311 shares of common stock issued and outstanding as at September 21, 2010.

The change of control is part of the Company’s determination to focus our business on the business of TKM, and to discontinue its Danish operations. As a result, the share transfers to Mr. Froberg and Mr. Grandinson were for minimal cash consideration. As disclosed in our Quarterly Report on Form 10-Q filed on August 23, 2010, the shareholders of TKM renounced their right to cause the Company to re-convey to them all of the issued and outstanding shares of TKM in the event that that certain financing milestones were not met.

On September 20, 2010, Lars Thomassen was appointed to the board of directors of the Company. Mr. Thomassen was appointed as Chairman of the board of directors concurrent with his appointment to the board of directors in replacement of Mr. Bent Helvang. Mr. Helvang continues as a member of the board of directors and as Corporate Secretary.

On September 20, 2010, Mr. Niclas Froberg was appointed as Chief Executive Officer of the Company. Mr. Froberg is chief executive officer of Tre Kronor Media. Mr. Froberg replaced Mr. Anders Hageskov who concurrently resigned. Mr. Froberg was a founding shareholder of TKM.

Abrego Spain SL

Albrego Spain SL was established in November 2010 as a wholly-owned Spanish incorporated subsidiary of the Company. Albrego Spain is headed by Carl Johan Grandinson as Chief Executive Officer (CEO) who so far is the only employee of the company. Mr. Grandinson is one of the founders of Tre Kronor and has experience and a network in southern Europe from his previous engagement with the company “Trade Doubler”. Albrego Spain was established in order to enable us to expand our operations in Southern Europe. We are presently in the process of identifying acquisitions with the objective of enabling a projected growth in revenue and profit in the region during the 2011.

Acquisition of 30% Interest in InSight AS

Effective January 1, 2011 TKM acquired a non-controlling 30% interest in InSight AS (a Norwegian media company) pursuant to an agreement dated June 2, 2010 between Insight and TKM.

InSight AS is a Norwegian based media agency established in 2009. During 2010 and effective from January 1, 2011, InSight AS expanded its business significantly after signing a contract with one of the largest retailers in Norway regarding media strategy, counseling, media purchases and campaign execution. Effective January 1, 2011 Tre Kronor acquired a 30% non-controlling interest in InSight AS for cash consideration of Swedish Kronor (SEK) 4,756,550 ($701,000) which was paid on October 31, 2010. Subsequent to TKM’s acquisition of the non-controlling interest our CEO Mr. Niclas Fröberg was appointed director in the board of InSight A/S.

Atna World AB

During the first quarter of 2011, TKM entered into a letter of intent to acquire all issued and outstanding shares in the Swedish advertising company Atna World AB (“Atna”). It is anticipated that the Company would complete this acquisition through the issuance of new shares to the principals of Atna and that Atna would be merged with TKM following completion of the acquisition.

Atna is a Swedish advertising agency with seven employees and a portfolio of clients. Since the beginning of 2010, Atna conducted its business from the premises of TKM. During 2010, TKM and Atna has cooperated successfully in new business activities and in the execution of advertising projects for TKM clients. The Company is presently negotiating a definitive agreement for the completion of the acquisition. Closing is anticipated to be effective during April 2011 provided that a definitive agreement can be concluded.

Name Change to United Communications Partners

Effective March 25, 2011, we merged with our wholly-owned subsidiary, United Communications Partners Inc., pursuant to the Articles and Plan of Merger filed with the Nevada Secretary of State. The merger was in the form of a parent/subsidiary merger, with the Company as the surviving corporation. In accordance with Section 92A.180 of the Nevada Revised Statutes, shareholder approval of the merger was not required. Concurrent with the completion of the merger, we changed our corporate name to “United Communications Partners Inc.” and our Articles of Incorporation were amended to reflect this name change.

Corporate Structure

Our corporate organization as of March 31, 2011 is reflected in the following chart:

Our Offices

Our principal executive and head office is located in Stockholm, Sweden where the majority part of our management and professional staff are employed. The address of our principal executive office is Sveavägen 17, Box 3061, SE-103 61 Stockholm, Sweden. Our telephone and fax number is +46 8 660 73 33.

Abrego Spain AB is located in Madrid, Spain and currently employs one executive.

Our History and Business Development

Bark Corporation commenced its business operations in October 2006. Bark Corporation expanded its business in May 2007 with the acquisitions of Bark Copenhagen and Bark Media. We acquired Bark Corporation in February 2008. We subsequently acquired TKM in May 2010. We ceased our Danish operations in September 2010, as described above under “Ceasing of Operations of Danish Subsidiaries”. Our business operations now consist solely of the TKM operations, as expanded by the recent acquisition of an interest in Insight AS. We plan to continue the growth in our Swedish operations by completion the acquisition of Atna World AB, as described above.

Our Professional Services

Advertising and marketing Campaigns

We work with our clients to implement the full advertising and marketing campaigns from start to finish. We meet with our clients to discuss their brand and objectives and then work with them to devise an advertising and marketing strategy to achieve their objectives. This work will typically involve:

  Definition of business and/or communication strategies:

    Definition of market situation and trends,

    Analysis and research work,

    Definition of the future strategic brand platform,

    Formulation of advertising and marketing concepts,

  Creative development:

    Development of the creative platform in accordance with the brand personality,

    Development of creative campaign,

  Media strategy and consulting:

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

Fees for advertising and marketing campaigns

Most of our client service level agreements/contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which we earn fees and commissions vary significantly. Direct costs include fees paid to external suppliers where they are retained to perform part or all of a specific project for a client and the resulting expenditure is directly attributable to the revenue earned.

Our Strategic Plans

Due to the changing dynamics within the communications industry, along with an intimate knowledge concerning the needs of independent agencies, the board of directors of the Company recently revised its business strategy to reflect these considerations.

The Company is in the process of forming partnerships with strong creative agencies and marketing service companies in order to enable it to be able to deliver a broad spectrum of communications disciplines in selected countries. The intent is to provide strong creative entrepreneurs with the combined advantages of retaining local independence while enjoying the benefits of a public traded company.

The Company’s objective will be to acquire key partners in order to expand and grow its business through share-for-share acquisitions. The Company’s strategy is to involve key partners as shareholders of the Company and to align their interests with the interests of the shareholders of the Company in building and promoting the success of the Company. The financial incentive will further enhance and therefore drive the cooperation between the Company and its key partners.

The Company has identified and initiated discussions with a number of potential partners from highly regarded independent agencies based in Spain, Sweden and Italy with the objective of establishing future partners for the Company’s network.

Our Customer Base

We have a customer base comprising of a wide range of clients, including both large multi-national companies and smaller start-up business. We work with clients across a broad range of industries and brands. Our clients are presently primarily based in or connected to Sweden. However we have a number of international clients. We presently have a customer base of approximately 60 customers. Within this customer base, we have three customers that account for approximately 64% of our overall revenues.

Our Employees

We have a total of twenty-eight (28) full time employees as of March 31, 2010. All of our employees other than our receptionist in our Stockholm headquarter are professional services personnel.

Our professional management team is comprised of:

Name	Professional Management Positions
Lars Thomassen	Chairman of United Communication Partners Inc.
Niclas Fröberg	President and Chief Executive Officer of United Communication Partners Inc. and Tre Kronor Media AB
Bent Helvang	Secretary and Director of United Communication Partners Inc.
Carl Johan Grandinson	Chief Executive Officer of Abrego Spain
Ulrik Gerdes	Chief Financial Officer

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

Government Regulation

Our industry is regulated by the local (i.e. Swedish) laws for marketers as well as European Union regulations. It is our duty and responsibility towards our clients that our counseling at all times respect the law. Our account responsible employees are frequently trained in the word of the local law as well as changes that appears from time to time in order to ensure compliance with these laws.

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

Competition

We compete with a number of international network agencies represented in the Swedish and Spanish market as well as local advertising, media and digital agencies. Some of the Company’s competitors have access to substantial resources but as it is, very few of them offers integrated advertising and media services under one roof. Further, the Company’s performance based business model is not common.

The Company plans to compete against these larger competitors using its business strategy which generally involves delivering effective and strategic advertising and marketing campaigns by integrating traditional advertising agency skills with media agency and digital expertise. The Company believes, as is the experience with a number of its clients to date, that the approach to delivering professional performance based communications services will enable the Company to compete against these larger competitors, notwithstanding their access to larger resources.

ITEM 1A.          RISK FACTORS

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.          PROPERTIES

We do not own any premises. Our principal executive offices are located at Sveavägen 17, 103 11, Stockholm, Sweden where we have rented offices which totals approximately 400 square meters (equal to approximately 4,305 square feet). These premises are professional offices in which all of our professional staff is presently located.

Abrego Spain SL has its office located at Nuñez de Balboa 9, 4izq, 28001 Madrid, Spain.

ITEM 3.          LEGAL PROCEEDINGS

We have no legal proceedings pending.

ITEM 4.          (REMOVED AND RESERVED).

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the OTC Bulletin Board under the symbol “BKPG” on February 5, 2009. Effective February 11, 2011, we changed our trading platform to OTCQB. Pursuant to our name change from Bark Group Inc to United Communication Partners Inc, effective March 25, 2011 our symbol changed from “BKPG” to “UCPA” The following table sets forth, for the calendar periods indicated, the high and low closing sale price of our common stock on the OTC Bulletin Board. The prices relating to the OTC market reflect inter–dealer prices, without retail mark–up, markdown or commission and may not represent actual transactions.

OTCQB

	2010		2009
	High	Low Closing	High Closing	Low Closing
	Closing	Price	Price	Price
	Price
1st Quarter	$0.725	$0.142	$0.15	$0.13
2nd Quarter	$0.190	$0.053	$0.16	$0.15
3rd Quarter	$0.085	$0.027	$0.16	$0.16
4th Quarter	$0.028	$0.008	$0.67	$0.16

Holders

The number of registered holders of record of our common stock, $0.001 par value, as of March 31, 2011 was approximately 104. At March 31, 2011 our stock price closed at $0.006 per share.

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

Recent Sales of Unregistered Securities

We issued the following securities without registration under the Securities Act of 1933, as amended (the “Act”) during our fiscal year ended December 31, 2010:

  Consulting Agreements: We issued 1,250,000 shares of our common stock to three consultants pursuant to three separate consultant agreements in consideration for their services. We completed the share issuance pursuant to Section 4(2) and/ or Rule 506 of Regulation D of the Securities Act on the basis that each consultant is an “accredited investor”, as defined in Rule 501(a) of the Securities Act. Each investor represented its intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificates issued to each consultant confirming that the shares cannot be resold or transferred other than pursuant registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the consultants.

  Regulation S Share Subscriptions: We completed the following sales or issuance of common stock in private placement transactions:

Date of Completion of Sale	Number of Shares Sold	Number of Investors	Aggregate Gross Consideration Paid by Investors	Aggregate Commission Paid by Company
January 6, 2010	386,847	1	$48,356	-
January 15, 2010	400,000	1	$61,431 (1)	-
February 15, 2010	1,656,660	21	$247,499	$170,074
January 10, 2010 and April 14, 2010	14,000,000	2	$2,083,200 (2)	-
April 1, 2010	1,788,909	1	$89,500	$8,950
April 22, 2010	35,000,000	7	$3,788,000 (3)	-
May 25, 2010	548,000	1	$32,880 (4)	-
July 21, 2010	2,122,641	1	$90,000	-
August 18, 2010	717,260	3	$40,167 (5)	-
September 9, 2010	4,000,000	1	$180,000 (6)	-
November 3, 2010	26,156,716	2	$440,000	-
November 10, 2010	4,000,000	1	$94,000	-

(1)	Represents shares of common stock issued in connection with the conversion of an outstanding loan of DKK 32,000 ($61,431).

(2)

Issued as consideration for the acquisition of a 51% interest in Anaconda.tv GmbH. Pursuant to the re- convey agreements regarding our acquisition, the shares were surrendered and cancelled during 2010 as described in Item 1 above.

(3)	Issued as consideration for the acquisition of all issued and outstanding shares in Tre Kronor Media AB, as described in Item 1 above.

(4)	Represents shares of common stock issued in connection with the conversion of outstanding notes payable of $32,880.

(5)	A total of $40,167 (717,260 shares) was used as consideration to Class B shareholders in Danish subsidiary for their conversion of the Class B shares.

(6)	Represents shares of common stock issued in connection with the conversion of an outstanding loan payable of DKK 1,200,000 ($223,970).

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

  Secured Convertible Notes: The Company has issued the following 8% secured convertible notes (the “Notes”):

    $80,000 on March 8, 2010 (the “March 10 Notes”),

    $40,000 on April 20, 2010 (the “April 20 Notes”).

    $37,500 on May 4, 2010 (the “May 4 Notes”).

    $50,000 on May 27, 2010 (the “May 27 Notes”).

The Notes bear interest at the rate of 8% per annum. The Notes mature nine months after issuance. The Notes are convertible into shares of common stock of the Company at a conversion price equal to the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. The Notes also provide for adjustment to the Conversion price in the event of certain dilutive issuances and in the event of specified corporate transactions. The Company paid a total fee of $11,500 in connection with the sale of the Notes. The Notes were issued in reliance of Section 4(2) and/ or Rule 506 of Regulation D of Act based on the representation of the investor that it is an "accredited investor" under Rule 501(a) of the Act. The Notes were endorsed with a legend confirming that they have been issued pursuant to an exemption from the registration requirements of the Act and may not be transferred in the absence of a registration statement under the Act or an exemption from the registration requirements of the Act.

During the year ended December 31, 2010, $74,000 of the March 10, 2010 Notes were converted into 9,759,025 shares of common stock.

Subsequent to December 31, 2010, the following notes were converted into shares of common stock pursuant to Section 3(a)(9) of the Act:

    the balance of $9,556 of the March 10, 2010 Notes were converted into 1,877,551 shares of common stock,

    the April 20, 2010 Notes were converted into 10,680,436 shares of common stock, and

    $15,000 of the May 4, 2010 Notes were converted into 3,480,372 shares of common stock

  Convertible Note Issued March 15, 2010: On March 15, 2010, we issued a convertible promissory note to a European investor in the principal amount of $250,000. The principal amount under the promissory note will not bear interest and will be payable on the date which is twelve months from the date of the promissory note, being March 11, 2011. The promissory note is immediately convertible into shares of the Company’s common stock at a conversion price equal to 85% of the market price of the Company’s common stock at the time of conversion. Market price is calculated as the average of the three lowest trading prices during the ten trading day period ending one trading day prior to delivery of notice of conversion. Trading price means the closing bid price on the OTCQB. The promissory note has been issued with a legend confirming that the promissory note and the common shares issuable upon conversion have not been registered under the Act and cannot be transferred or sold in the absence of a registration statement under the Act or a further exemption from registration. The holder will be limited to convert no more than 2.99% of the issued and outstanding common stock of the Company at time of conversion at any one time. The promissory note may not be prepared by the Company. The promissory notes were issued pursuant to Rule 903 of Regulation S of the Act.

  Convertible Loan Issued June 25, 2010: On June 25, 2010, we obtained a loan from a European investor in the principal amount of DKK 1,000,000 ($165,166). The principal amount under the loan was due on September 30, 2010, but was not repaid and had not been repaid as at December 31, 2010. The loan agreement includes an option to convert the loan, including interest into shares of common stock at a price of $0.06 per share. The convertible loan was issued pursuant to Rule 903 of Regulation S of the Act.

Subsequent to our fiscal year ended December 31, 2010, we have completed the following issuances of securities without registration under the Act (in addition to the debt conversion shares issued pursuant to Section 3(a)(9) of the Act, as described above under “Secured Convertible Notes”):

  Regulation S Share Subscriptions: We have completed the following sales of common stock in private placement transactions:

Date of Completion of Sale	Number of Shares Sold	Number of Investors	Aggregate Consideration Paid by Investors	Aggregate Commission Paid by Company
January 12, 2011	3,322,260	1	$89,5001)	-
March 7, 2011	9,337,000	1	$79,365	-

(1)	Issued pursuant to investment agreement made in conjunction with the investors cash investment of $89,500 on April 26, 2010

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010 and the date of this annual report, we have not adopted any equity compensation plans and, as at December 31, 2010, did not have any equity compensation plans outstanding. We anticipate adopting an equity compensation plan during the 2011 fiscal year.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

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

Amounts presented below in Danish Crowns (DKK) have been converted into U.S. Dollars as at December 31, 2010 or as at December 31, 2009, as reflected in the audited financial statements for United Communication Partners, unless otherwise specified.

Overview and Presentation of Financial Information

United Communication Partners Inc. (formerly Bark Group Inc.)

The financial statements utilize the capital structure of UCP and the assets and liabilities, results of operations and cash flows of the parent company, Tre Kronor and Abrego Spain. As a consequence of filing of bankruptcy and control of the Danish subsidiaries being accepted by the court effective September 8, 2010, we deconsolidated the Danish subsidiaries and have presented assets, liabilities and profit/loss from these subsidiaries under discontinued operations.

Tre Kronor Media (TKM)

On May 4, 2010, we completed the acquisition of all of the issued and outstanding shares of TKM, a Swedish media company, in accordance with a share purchase agreement dated April 9, 2010. We issued an aggregate of 35,000,000 shares of common stock to the shareholders of TKM, pro rata with their respective ownership interests in TKM, to complete the acquisition, as described above in Item 1 of this annual report on Form 10-K.

The acquisition of TKM has been accounted for under the purchase method of accounting which requires the purchase price to be allocated to the net assets and liabilities acquired based on their fair value at the date of acquisition. After identifying certain intangible assets, we allocated $3,710,000 of the purchase price to goodwill associated with the TKM acquisition, which is the difference between the price paid for TKM and the fair value of the assets and liabilities acquired.

Danish Subsidiaries

During July and August 2010, the Danish subsidiaries of the Company, Bark Corporation, Bark Advertising and Bark Media, continued to experience losses from operations due to decreased advertising spending by clients combined with local management’s inability to generate sufficient new business activities. Moreover, management determined that the fixed costs and the expected revenues in the second half of 2010 would lead to continued substantial losses in 2010 and the first half of 2011. The continuing declining revenues and rising losses would increase the Company’s net working capital deficiency and increase demands for the Company’s cash resources to service its debt in the Danish operations. On August 31, 2010, the Danish companies were not in possession of sufficient cash to continue its operations. Thus, the Company’s management decided to cease its Danish operations. On September 8, 2010, management in the Danish companies filed for closing of all operations in Denmark, with the Danish court in Copenhagen. As a consequence of filing of bankruptcy and control of the Danish subsidiaries being accepted by the court effective September 8, 2010, the Company has deconsolidated the Danish subsidiaries.

Abrego Spain SL

Albrego Spain was established in November 2010. During the year ended December 31, 2010 no revenues were derived through Abrego Spain.

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

Significant estimates and assumptions include the valuation of acquired assets including goodwill, the useful lives of assets, revenue recognition, income tax valuation, stock valuation, debt discounts on notes payable, other intangible assets and bad debts. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ in the near term from these estimates, and such differences could be material.

Revenue recognition

Most of our client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which the Company earns commissions and fees vary significantly. Direct costs include fees paid to external suppliers where they are retained to perform part or all of a specific project for a client and the resulting expenditure is directly attributable to the revenue earned. Revenue is stated exclusive of VAT (value added tax), sales taxes and trade discounts.

Our revenue is typically derived from strategic counseling, campaign project management, commissions on media buying, analysis, recommendations and fees for advertising services. Revenue may consist of various arrangements involving fixed fees, commissions, or performance-based revenue, as agreed upon with each client.

We earn commissions from referrals of services to other vendors, marketing agencies, who ultimately provide the end service to the customer. Commissions are generally earned on the date of invoice for media buying.

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

  Certain fees (such as for marketing services related to rebates offered by clients to their external customers) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis if any of the criteria of the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 605-10-S99, formerly Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance.

Incentive-based revenue typically comprises quantitative criteria. Revenue is recognized when the quantitative targets have been achieved.

In compliance with FASB ASC 605-45 Principal Agent Considerations, Reporting Revenue Gross as a Principal versus Net as an Agent, we assess whether our agency or the third-party supplier is the primary obligor. We evaluate the terms of our client agreements as part of this assessment. In addition, we give appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. For a substantial portion of our client contracts we act as principal as we are the primary obligor and bear credit risk related to the services we provide. In these contracts we record revenues and costs of revenues gross. In certain contracts we record a net amount principally on those contracts where we only earn a commission.

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

Goodwill is accounted for under FASB ASC 350 Under the provisions of this statement, our goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We elected to conduct our annual impairment test in March. Since inception, we have operated in one reporting unit. This unit is tested for impairment by comparing the implied fair value of the reporting unit with the carrying value of that unit. Implied fair value is determined based on a valuation study performed by us using the discounted cash flow method and the estimated market values of the reporting units. No impairment of goodwill was recognized during the year ended December 31, 2010.

We recorded goodwill in 2010 in connection with our acquisition of TKM, as discussed above.

Strategic Plan for 2011

Our strategy moving forward is to pursue the acquisition of additional businesses in our industry with the objective of increasing the size of our business, with the overall objective of increasing our revenue and profits, subject to our raising additional financing. We intend to finance these acquisitions with a combination of proceeds from issuance of additional equity and shares for shares. We plan to pursue further equity financing in 2011, but we can provide no assurance as to whether we will be successful in such efforts.

Results of Operations

	Year ended
	December 31, 2010 (in thousands USD, except per share amounts)	December 31, 2009 (in thousands USD, except per share amounts)
Net revenue	8,645	-
Cost of revenues	(7,328)	-
Gross Profit	1,317	-
Selling, general and administrative expenses	(2,391)	(808)
Depreciation and amortization	(136)	-
Loss from continued operations	(1,210)	(808)
Loss from change in fair value of derivative liabilities	(30)	-
Gain from change in fair value of contingent consideration	335	-
Gain on extinguishment of debt	184	182
Interest expense	(307)	(14)
Total other expense, net	182	168
Net loss from continued operations before income taxes	(1,028)	(640)
Provision for income taxes	(40)	-
Discontinued operations:
Net loss from continuing operations	(1,068)	(640)
Loss from discontinued operations	(3,687)	(1,929)
Gain on deconsolidation of subsidiaries	3,839	-

	Year ended
	December 31, 2010 (in thousands USD, except per share amounts)	December 31, 2009 (in thousands USD, except per share amounts)
Income (loss) from discontinued operations	152	(1,929)
Net loss	(916)	(2,569)
Loss per share, basic and diluted - Continued operations	$(-)	$ (0.00)
Loss per share, basic and diluted - Discontinued operations	$(-)	$(0.01)

Results of Operations

Results of operations reflect inclusion of TKM from May 4, 2010 to December 31, 2010, inclusion of Abrego Spain from November 1, 2010 to December 31, 2010.

Revenues

We derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

  fees for advertising services,

  commissions on media placements,

  incentive/performance based revenue, or

  a combination of all of the above

During the fiscal year ended December 31, 2010, all our revenues were attributable to TKM. Note that the revenue is based on an 8 months period since acquisition date May 4, 2010 up until December 31, 2010.

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

  film production,

  cost of placement of media,

  photography,

  web site design,

  printed materials, and

  layout of advertisements for newspapers and magazines.

These expenses, expect from the portion of salaries, represent external costs that we pay to third parties as part of the creation and implementation of advertising and marketing campaigns for our clients.

Our cost of revenues for the year ended December 31, 2010, was all attributable to subsidiaries and incurred during an eight month period from May 4, 2010 to December 31, 2010.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses include the following expenses:

  salaries for administrative staff and administrative functions,

  reimbursement of expenses to our chairman,

  Stock based compensation relating to two employees,

  office rental and associated office costs,

  professional expenses, including lawyers, auditors and other consultancy costs,

  client marketing, travel and entertainment expenses,

  allowance for doubtful accounts, and

  information technology costs.

Our selling, general and administrative expenses totaled $2,391,000 for the year ended December 31, 2010 as compared to $808,000 for the year ended December 31, 2009, representing an increase of $1,583,000. The majority increase is attributable to subsidiaries acquired or established during fiscal 2010.

Depreciation and Amortization

Depreciation includes depreciation on equipment and amortization of customer relationships.

Depreciation and amortization was $136,000 in fiscal 2010 and was principally attributable to amortization of customer relationships, with the balance associated with depreciation of equipment.

Loss on Derivatives

During the year ended December 31, 2010, we recognized a loss of $29,657 from derivative liabilities being the difference in fair value between date of issuance and date of reporting.

Gain from Fair Value of Contingent Consideration

In conjunction with the acquisition of TKM, we calculated a contingent consideration to former shareholders of TKM on a basis of a total consideration of 4,000,000 of the Company’s shares of common stock at the fair value of the market closing price per date of acquisition. As the calculated consideration is based on TKM’s projected EBT (Earnings Before Tax) in fiscal 2011 and 2012 the fair value per date of acquisition was discounted back to a present value of $365,000 which the Company recorded as a long term liability. During the year ended December 31, 2010, we recognized a gain of $335,000 from the contingent consideration, being the difference in fair value between date of acquisition and date of reporting.

Gain on Extinguishment of Debt

In fiscal 2010 and fiscal 2009, we recognized gain on extinguishment of debts of $184,000 and $182,000 respectively from conversion of debts to redeemed non-controlling shareholders in a Danish subsidiary and from certain note holders.

Interest Expense

Interest expense includes interest that we pay on our credit facilities in Nordea and loans from private investors. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expense increased to $307,000 in fiscal 2010, compared to $14,000 in fiscal 2009. Our increased interest expense is attributable to convertible loans that obtained by the Company in 2010.

Loss from Discontinued Operations

Loss from discontinued operations increased for the year ended December 31, 2010 to $3,687,000 from $1,929,000 for the year ended December 31, 2009. The increased loss arises primarily from a decreased gross profit and impairment of goodwill.

Gain on Deconsolidation of Subsidiaries

For the fiscal year ended December 31, 2010, we recognized a gain on disposal of assets in subsidiaries of $3,839,000 being comprised of fair value of liabilities ($9,042,000) less fair value of assets ($5,203,000).

Net Loss

Our net loss was $916,000 for fiscal 2010, compared to a loss of $2,569,000 for fiscal 2009. Our decreased losses, compared to fiscal 2009, reflected (i) profitable operations in TKM, (ii) gain from deconsolidation of subsidiaries in 2010, (iii) benefit from deferred taxes, partly set off by increased losses derived from discontinued operations. TKM contributed with a net profit of approximately $151,000.

Liquidity and Capital Resources

Cash and Working Capital

Our cash increased to $395,000 as of December 31, 2010, while our working capital deficit decreased to $3,007,000 as of December 31, 2010, compared to cash of $- and a working capital deficit of $5,902,000 as of December 31, 2009. The decrease to our working capital deficit is primarily due to the deconsolidation of our Danish subsidiaries in fiscal 2010.

Cash Requirements and Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

During fiscal 2010 and 2009 the Company incurred net losses of $916,000 and $2,569,000 respectively. The Company continues to operate with a working capital deficiency (approximately $3,007,000 at December 31, 2010) and has limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital at December 31, 2010 includes convertible notes and related derivative liabilities of approximately $1,201,000. The Company also used cash from its operations of $807,000 during the fiscal 2010.

The Company's current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $293,000. The Company plans to use its operating line of credit to finance a portion of its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

On March 7, 2011 the Company issued 9,337,000 shares of common stock against cash proceeds of $79,365.

Based on the Company’s current forecast it anticipates that cash flow from operations will be sufficient to cover i) its current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at December 31, 2010. The Company estimates that it will require approximately $1,133,000 over the next twelve months in order to sustain its current obligations and to fully satisfy its working capital deficiency. However, there is no assurance that actual capital requirements will not in fact be higher in order to achieve a positive working capital position.

The Company’s acquisition strategy is based primarily on share-for-share agreements with limited cash requirements which mean that the need for additional financing in order to expand the business is limited on a short term basis.

The Company also entered into an engagement agreement with an investment bank with the objective of securing additional financing, but the Company does not have any commitment from the investment bank to complete any financing. There is no assurance that the Company will raise any additional financing from either this investment bank or any other investors or on acceptable terms. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved.

We will fund our current business operations from revenues generated from our business. We plan to fund future acquisitions by arranging for future funding. The amount of this future funding will depend on the number of acquisitions that we expect to complete. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We presently have no arrangements in place for any additional equity financings. In the absence of such additional financing, we may not be able to implement our strategy of acquiring new advertising and media businesses. If we do not obtain the required additional financing, we will initially scale back our acquisition strategy to the extent required in order to complete acquisitions with our available capital.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The accompanying audited consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Bank Indebtedness

We have a floating rate line credit facility in Nordea Bank in the amount of $293,000. As at December 31, 2010, the amount outstanding under this line of credit facility, was $-(nil). The rate of interest payable under the line of credit facility is presently 4.25% per annum.

Loans from Private Investors

During the year ended December 31, 2009, we obtained a loan with an outstanding balance of DKK 320,000 ($61,431) including accrued interest of $13,489 at December 31, 2009. On January 15, 2010, the loan was converted into 400,000 shares of common stock.

We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($186,000) on February 4, 2010, in order to fund working capital until additional capital could be raised. The loan matured on April 30, 2010, together with accrued interest of DKK 200,000 ($37,970). On September 9, 2010, the loan was converted into 4,000,000 new issued shares of common stock.

We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010, in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010, together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010, the loan, which was not called on the date of maturity, was partly repaid in cash. On September 23, 2010, the loan was partly repaid in cash. As at December 31, 2010, the amount outstanding including accrued interest was $22,248.

On March 10, 2010, we obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. In the period October 27 – December 23, 2010, the investor converted a total of $74,000 into 9,759,025 shares of common stock. At December 31, 2010, the amount outstanding was $9,556 including interest of $3,556. On January 3, 2011 the outstanding balance per December 31, 2010, was converted into 1,877,551 shares of common stock.

On March 15, 2010, we obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a possible deferred debt discount of $149,603. As the note holds a contingent conversion no deferred debt discount was recognized. As at December 31, 2010, the amount outstanding was $250,000.

On April 20, 2010, we obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which will be recorded as interest expenses ratably over the loans maturity. As at December 31, 2010, the amount outstanding including accrued interest, net of deferred discount was $40,022. Subsequent to December 31, 2010, the investor converted the outstanding balance per December 31, 2010, into 10,680,436 shares of common stock.

On May 4, 2010, we obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which will be recorded as interest expenses ratably over the loans maturity. As at December 31, 2010, the amount outstanding including accrued interest, net of deferred discount was $36,282. Subsequent to December 31, 2010, investor converted a total of $15,000 into 3,480,372 shares of common stock.

On May 27, 2010, we obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which will be recorded as interest expenses ratably over the loans maturity. As at December 31, 2010, the amount outstanding including accrued interest, net of deferred discount was $46,215.

We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) on June 25, 2010, in order to fund working capital until additional capital could be raised. The loan matured on September 30, 2010, together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As at December 31, 2010, the amount outstanding including accrued interest was $246,749. As the note holds a contingent conversion no deferred debt discount was recognized.

Summary of Outstanding Debt and Obligations

The following table summarizes our outstanding debt as of December 31, 2010:

Loan reference	Maturity Date	Value at December 31, 2010 USD 000’s
Current bank credit line	December 2011	-
Promissory Notes	January 2009	36
Private investors, convertible notes	2011	650
Total		686
Less: Current Portion		686
Long-term portion of debt		$ -

Analysis of Impairment

We acquired our operating business, which is our sole goodwill reporting unit, in May 2010. We accounted for our acquisition of this business using the purchase method of accounting, which resulted in the recognition of approximately $3,710,000 of goodwill. In accordance with applicable standards specified in the Accounting Standards Codification, we test goodwill at the reporting unit level for possible impairment at least once annually and in between annual testing dates if events or changes in circumstances indicate that the carrying value of our goodwill might not be recoverable. We have designated March 15 as the formal date of our annual goodwill impairment test.

In conjunction with our 2010 audit, we performed our annual impairment test during March 2011. In this analysis, we determined that the current carrying value of our reporting unit amounted to approximately $4,242,000.

We computed the enterprise value of our reporting unit using a discounted cash model. In our discounted cash flow analysis, we prepared a five year forecast of our expected earnings to derive an explicit stream of expected free cash flows through December 31, 2015. We developed our revenue and direct variable costs forecast based on a variety of factors including our current and anticipated sales pipeline, knowledge of our business and industry, general economic conditions in the marketplace and expectations of market opportunity with respect to the specific types of services we provide. Our operating expenses are generally fixed and predictable; however, we increased our budgeted operating expenses by an amount that we believe is approximately equal to theoretical lease costs we would incur had our parent company not provided us with facilities that are not a component of operating costs in our goodwill reporting unit. We computed the present value of our explicit year cash flows using discount rates ranging from approximately 17% to 22% with various target financing structures during the course of computing our weighted average cost of capital (“WACC”). We specifically considered a range of assumptions for both equity and debt financings; such as risk free interest rate, market risk premium, small cap premium, company specific premium and sensitivity premium. After having determined the amount of our explicit year cash flows, we assumed that the Company would experience a long-term growth rate in free cash flows of 0.5% per annum thereafter. The range of enterprise values we derived using the above noted discount rates amounted to $6,272,000 and $4,701,000, which exceeds the carrying value of our reporting unit by $2,030,000 and $459,000, respectively.

Deconsolidated Danish Subsidiary, Class B Shares

For consolidated majority-owned subsidiaries in which the Company owns less than 100% of the total outstanding shares, the Company recognizes a non-controlling interest for the ownership interest of the holders.

In May 2007, 651 Class B shares in Bark Advertising (deconsolidated Danish subsidiary) were issued to the selling shareholders of Bark Copenhagen at a price of DKK 12,912 ($2,373) per share and 50 Class B shares were sold to two senior employees of the Company at a price of DKK 12,000 ($2,206) per share. In November 2007 Bark Advertising sold 25 Class B shares to one senior employee at a price of DKK 12,000 ($2,206) per share.

In January 2009, two Class B shareholders representing 131 shares were redeemed. The redeemable amount as of September 30, 2010 and December 31, 2009 was DKK 637,393 ($116,737) and DKK 994,356 ($191,587), respectively. The redemption of shares is paid in 8 quarterly installments, including interest at variable rates (5% at December 31, 2009). On September 8, 2010, the Company is no longer obligated to pay the remaining installments to Class B shareholder as the liabilities were transferred to the Danish Courts upon acceptance of control of the Danish subsidiaries by the Courts. As of September 8, 2010, the redeemable amount was DKK 637,393 ($116,737).

In November 2009, three Class B shareholders representing 75 shares were redeemed. The redeemable amount of DKK 900,000 ($173,000) was converted to a total of 2,000,000 shares of common stock in United Communication Partners Inc. The conversion held a beneficial conversion feature of $80,000 which was recorded in statement of operations as gain on extinguishment.

On June 1, 2010, the remaining three holders of 520 Series B shares were redeemed. Two of the three holders were affiliates to the Company.

On August 18, 2010, the total redemption value of the 520 Series B shares of DKK 6,753,000 ($1,167,551) was converted to a total of 717,260 shares of common stock in United Communication Partners Inc. The Company recognized a total beneficial gain from the conversion of $1,127,385. Gain related to the affiliates was recognized with $943,077 as additional paid in capital, whereas gain related to the non-affiliate of $184,308 was recognized in the Company’s income statement as gain on extinguishment of debts.

Cash Used In Operating Activities

We used cash of $807,000 in fiscal 2010, compared to cash used in operating activities of $1,160,000 in fiscal 2009. The decrease in cash used in operating activities primarily reflects our decreased loss during fiscal 2010.

Cash From/Used in Investing Activities

Through the acquisition of Tre Kronor we received cash of $962,000 of which we invested $701,000 to acquire a 30% interest in InSight AS effective January 1, 2011, and advanced a payment of $387,000 to a former stockholder of Tre Kronor. During fiscal 2010, we used cash of $21,000 to purchase equipment.

Cash from Financing Activities

We generated cash of $1,329,000 from financing activities during fiscal 2010 as compared to $1,165,000 during fiscal 2009. The decrease of $164,000 represented a $1,020,000 decrease from discontinued operations, offset by increased proceeds from issuance of shares of $278,000 and net proceeds from notes issued to private investors and borrowings from related parties of $876,000.

Future Financings

We anticipate to continue to rely on equity sales of our common shares in order to continue to fund our acquisition strategy. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our acquisition strategy.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2010 the FASB issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles —Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of December 31, 2010 and the related notes to the financial statements, are filed as part of this annual report beginning on page F–1 below, and are incorporated by reference in this Item 8.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2010 due to the material weakness in Internal Control over Financial Reporting identified below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-159f) under the Securities Exchange commission Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

Management Report on Assessment of Internal Control Over Financial Reporting

Our management completed an evaluation of our internal control as of December 31, 2010 and concluded that our internal control over financial reporting is not effective as of December 31, 2010. In connection with the audit of our financial statements as of December 31, 2010 for the year ended December 31, 2010, we have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board ("PCAOB").

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

The material weakness identified results from inadequate integrated financial systems and financial reporting and closing processes, and inadequate written policies and procedures. Specifically, the following items were identified:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and directors and their respective ages as of March 31, 2011 are as follows:

Directors:

Name of Director	Age
Lars Thomassen	57
Bent Helvang	59
Niclas Fröberg	46

Executive Officers:

Name of Executive Officer	Age	Office
Lars Thomassen	57	Chairman
Niclas Fröberg	46	Chief Executive Officer and President
Bent Helvang	59	Secretary
Ulrik Gerdes	52	Chief Financial Officer
Carl Johan Grandinson	35	Chief Executive Officer of Abrego Spain

The following describes the business experience of our directors and executive officers. None of our directors or executive officer have been or are presently a director of any reporting company under the Exchange Act or any other publicly traded company.

Lars Thomassen

Lars Thomassen was appointed as the chairman of our board of directors on September 20, 2010. Mr. Thomassen co-founder of BBDO Denmark and was for eight years a board member in BBDO Worldwide in New York and vice president of BBDO Europe with special responsibility for North, Central and Eastern Europe. Mr. Thomassen has been a co-author of the books, "Retailization", "Private Label" and "How to Succeed to Retail" and is former chairman of the Danish Marketing Association.

Mr. Thomassen presently devotes 75% of his full business time to our business.

Niclas Fröberg

Niclas Fröberg was appointed as our chief executive officer on September 20, 2010. Mr. Fröberg was appointed to our board of directors on March 15, 2011. He began his media career in 1990 at TV3, where he started as responsible for sales in the TV program ‘Wheel of Fortune’ into the Scandinavian market. In 1995, Mr. Fröberg joined media agency Scandinavian Media Consultant, where he became Chief Executive Officer and later, owner. Four years later, WPP and MindShare acquired Scandinavian Media Consultant. During 1999 to 2006, Mr. Fröberg worked as Nordic chief executive officer of MindShare leading over 150 people and $250 million media buying. In 2007, Mr. Fröberg became a co-founder, together with Carl Johann Grandinson and Jacob De Geer, of Tre Kronor Media/United Media Nations, a media agency focused on sales and performance-based marketing.

Mr. Fröberg’s business experience is summarized below:

  2007: Co-founder of United Media Nations (a part of Tre Kronor Media)

  2005: Board member of the Swedish Council of Media Agencies

  2002: Chairman of the Swedish Sponsorship and Event Association

  1999-2006: Nordic chief executive officer and owner of Mindshare

  1995: Chief executive officer and owner of Scandinavian Media Consulting

Mr. Froberg has been several times international/ national jury member in awards such Media Lion Cannes 2008 or Guldägget 2008. Mr. Fröberg has a Bachelor’s Degree of Economics and Marketing, Stockholm University.

Mr. Fröberg presently devotes his full business time to our business.

Bent Helvang

Mr. Helvang is one of the co-founders of Bark Corporation. Mr. Helvang was appointed as one of our directors and as our chairman and secretary on February 29, 2008 upon the completion of our acquisition of Bark Corporation. Mr. Helvang was replaced as chairman on September 20, 2010 with the appointment of Mr. Thomasson. Mr. Helvang has over 17 years of experience in the advertising industry. From 2003 to 2005, Mr. Helvang was the general manager of TV2 ØST FILM | TV, a film and television production company under the direction of TV2 ØST Denmark. From 1989 to 2003, Mr. Helvang was general manager and part-owner of Kanal 2 Prime Time A/S and the Danish national television network, TvDanmark|Kanal 60 A/S, owned by the international television and radio network SBS, in which he was a board member in the earlier 1990’s. In 2002, Mr. Helvang was elected chairman of the entrepreneur company, INKO Windows. He has also acted as chairman of KOMM, a radio and television organization in Denmark, is a member of the board of directors of a local conservative party, was a member of the prime ministers media commission and was participating as a member of the board of directors of The Association of European Radios (AER), a European trade body representing the interests of over 4,500 private and commercial radio stations in nine European Member States and Switzerland. Mr. Helvang is an entrepreneur, and is particularly skilled in developing strategies and acquisition of media companies.

Mr. Helvang presently devotes his full business time to our business.

Ulrik Gerdes

Ulrik Gerdes has been our chief financial officer since May 2009. He provides his services to us on a consultant fee basis. Mr. Gerdes has been the chief executive officer of neosolutions ApS, a Danish company providing financial services, project management and interim solutions from the controller to the chief financial officer level, from May 1, 2008 to present. Prior to joining neosolutions, Mr. Gerdes was a self-employed consultant providing financial management consulting and interim chief financial officer assignments from October 1, 2006 to April 30, 2008. Mr. Gerdes was partner and a member of the executive team of Visma Services A/S, a leading Nordic provider of financial management services and related financial outsourcing services from February 1, 2003 to September 30, 2006. Mr. Gerdes was a manager and chief operating officer of Arthur Andersen/Deloitte Business Process Solutions in Denmark from September 1, 2000 to January 31, 2003.

Mr. Gerdes presently devotes his full business time to our business

Carl Johan Grandinson

Carl Johan Grandinson has been the chief operating officer of Tre Kronor since 2007. Mr. Grandinson was part of the start up team behind TradeDoubler in 1999. During the following years, Mr. Grandinson held the position of chief executive officer of TradeDoubler France and Sweden and became regional manager of the TradeDoubler Group in eight countries in 2006. In 2007, Mr. Grandinson became a co-founder, together with Niclas Fröberg and Jacob De Geer, of Tre Kronor Media/United Media Nations, a media agency focused on sales and performance-based marketing.

Mr. Grandinson’s business experience is summarized below:

  2007: Co-founder of United Media Nations (a part of Tre Kronor Media)

  2006: Regional Manager of TradeDoubler Group in eight countries

  2004: CEO of TradeDoubler Sweden

  2001: CEO of TradeDoubler France

  2000: Launched TradeDoubler within ten different countries

  1999: TradeDoubler Start-up team/ Owner

Mr. Grandinson holds a Masters of Science in Mechanical Engineering, Royal Institute of Technology; Marketing, Stockholm School of Economics.

Mr. Grandinson presently devotes his full business time to our business.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2010, except as disclosed below, these filings were made on a timely basis:

Reporting Person	Late Reports During the Fiscal Year Ended December 31, 2010	Failures to File Reports During the Fiscal Year Ended December 31, 2010
Lars Thomassen	One	One
Niclas Fröberg	Two	None
Bent Helvang	None	None
Klaus Aamann	One	One
Carl Johan Grandinson	Two	One
Ulrik Gerdes	None	None

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

We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: United Communication Partners Inc., at Sveavägen 17, 103 61, Stockholm, Sweden. Attention: Mr. Ulrik Gerdes, Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Particulars of compensation awarded to, earned by or paid during the last fiscal year to:

  the person(s) serving as our principal executive officer during the year ended December 31, 2010;

  each of our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the year ended December 31, 2010, and whose total compensation exceeds $100,000 per year; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our Company at the end of the year ended December 31, 2010;

(individually a “Named Executive Officer” and collectively the “Named Executive Officers”) are set out in the summary compensation table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	Total ($)
Lars Thomassen, Chairman (1)	2010	-	-	-	-	-	-	-
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	Total ($)
Niclas Fröberg, Chief Executive Officer (2)	2010	$163,551	-	-	-	-	-	$163,551
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Bent Helvang, Secretary and director	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-
Anders Hageskov, Chief Executive Officer (3)	2010	$124,555	-	-	-	-	-	$124,555
	2009	$270,482	-	-	-	-	-	$270,482
	2008	$336,900	-	-	-	-	-	$336,900
Ulrik Gerdes, Chief Financial Officer	2010	$203,603	-	-	-	-	-	$203,603
	2009	$106,327	-	-	-	-	-	$106,327
	2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Carl Johan Grandinson, Chief executive Officer in Abrego Spain (2)	2010	$163,551	-	-	-	-	-	$163,551
	2009	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	Mr. Thomassen joined the Company as chairman of the board effective September 1, 2010.

(2)	Mr. Fröberg and Mr. Grandinson joined the Company pursuant to our acquisition of Tre Kronor effective May 4, 2010.

(3)	Mr. Hageskov resigned as our chief executive officer effective September 1, 2010.

Employment and Management Services Agreements

Lars Thomassen

Mr. Thomassen is not currently receiving any remuneration.

Niclas Fröberg

Mr. Fröberg provides his services pursuant to an employment agreement between Mr. Fröberg and TKM. Under the employment agreement, Mr. Fröberg is employed as managing director of TKM. The employment agreement provides that Mr. Fröberg is entitled to a gross salary of SEK100,000 per month during 2010, SEK125,000 for 2011 and SEK150,000 for 2012 and that this salary is thereafter subject to an annual review. The employment agreement may be terminated by TKM subject to 12 months written notice and by Mr. Fröberg upon six months notice.

According to employment agreement, Mr. Fröberg’s monthly remuneration for 2010, including pension premiums and social contributions totaled Swedish Kronor 147,400 ($20,444)

Bent Helvang

Mr. Helvang is not currently receiving any remuneration.

Carl Johan Grandinson

Mr. Grandinson provides his services pursuant to an employment agreement between Mr. Grandinson and TKM. Under the employment agreement, Mr. Grandinson is employed as chief executive officer of Abrego Spain SL. The employment agreement provides that Mr. Grandinson is entitled to a gross salary of SEK100,000 per month during 2010, SEK125,000 for 2011 and SEK150,000 for 2012 and that this salary is thereafter subject to an annual review. The employment agreement may be terminated by TKM subject to 12 months written notice and by Mr. Grandinson upon six months notice.

According to employment agreement, Mr. Grandinson’s monthly remuneration for 2010, including pension premiums and social contributions totaled Swedish Kronor 147,400 ($20,444)

Ulrik Gerdes

We have entered into a consultant agreement dated May 7, 2009 with neosolutions ApS, a company owned by Mr. Ulrik Gerdes, whereby we pay an hourly rate of DKK 750 for services rendered from Mr. Gerdes. We have the possibility of terminating the contract by three month notice.

Outstanding Equity Awards as of December 31, 2010

In September 2007, we issued 7,778,720 non-vested share awards to Peter Brockdorff, the former chief executive officer of a Danish subsidiary, and Daniel Soren, the former chief operating officer of the subsidiary. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards became fully vested on May 31, 2010. During fiscal 2010 and 2009, we recorded approximately $94,000 and $239,000, respectively, of compensation expenses to these stock awards. As of December 31, 2010, there were no unrecognized compensation costs related to these non-vested stock awards.

No equity awards were outstanding as at December 31, 2010.

There were no incentive stock options granted or issued to our named executive officers as of December 31, 2010.

Compensation of Directors

We do not currently pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date for the year 2011

Long-term Incentive Plans

We do not have any long-term incentive plans in place.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2011 regarding the beneficial ownership of our common stock by:

  each person who is known by us to beneficially own more than 5% of our shares of common stock; and

  each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 466,347,931 shares of common stock outstanding as of March 31, 2011.

Each shareholder listed below possesses sole voting and investment power with respect to the shares shown. The address of our directors and officers is Sveavâgen 17, 103 61, Stockholm, Sweden.

For the purposes of the information provided below, shares that may be issued upon the exercise or conversion of options, warrants and other rights to acquire shares of our common stock that are exercisable or convertible within 60 days following March 31, 2010, are deemed to be outstanding and beneficially owned by the holder for the purpose of computing the number of shares and percentage ownership of that holder, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and address of beneficial owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Directors and Officers:
Lars Thomassen, Chairman	18,656,716 Shares	3.99%
Niclas Fröberg, President and Chief Executive Officer and Director	33,310,000 Shares	7.12%
Bent Helvang Secretary and Director	45,258,040 Shares (3)	9.67%
Ulrik Gerdes Chief Financial Officer	548,000 Shares	0.12%
Carl Johan Grandinson, Chief Executive Officer in Abrego Spain	40,405,000 Shares	8.63%
Directors and Officers as a group	138,177,756 Shares	38.24%
Major Shareholders:
Anders Hageskov Sophienberg Vænge 37 2960 Rungsted Kyst Denmark	33,758,040 Shares	7.21%
Svaneco Ltd. (4) Via Al Ronchi 7 Bissone 6816 Switzerland	27,758,040 Shares	5.93%
Klaus Aamann Via Collina d’Oro 55 CH-6926 Montagnola Switzerland	40,773,594 Shares	8.71%

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

(2)	The percentage of class is based on 468,105,931shares of common stock issued and outstanding as of March 31, 2011.

(3)	These shares are held indirectly by Mr. Helvang through Bent Helvang Media ApS, a private company controlled by Mr. Helvang.

(4)	Svaneco Ltd. is controlled by Mr. Jesper Svane.

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

Acquisition of Tre Kronor

We issued the following shares to the following shareholders who are directors, officers or greater than 5% shareholders in connection with our acquisition of Tre Kronor on May 5, 2010:

Name and Shareholder	Number of Shares Issued (1)	Number of Shares and Percentage of Tre Kronor Held (2)
Directors and Officers:
Niclas Fröberg President and Chief Executive Officer	15,810,000 Shares	452 (45.20%)
Carl Johan Grandinson Chief Executive Officer in Abrego Spain	7,905,000 Shares	226 (22.60%)

(1)	We issued an aggregate of 35,000,000 shares of our common stock to acquire 100,000 shares of Tre Kronor.

(2)	The percentage of class is based on 1,000 shares of Tre Kronor issued and outstanding immediately prior to the acquisition.

Niclas Fröberg

According to the Share Purchase Agreement with the former shareholders of Tre Kronor, the Company is committed to pay an aggregate amount of SEK 3,000,000 ($387,000) to Mr. Fröberg against redemption of a portion of his shares. The Company has agreed to extend the redemption of the share portion to December 31, 2011. During the year ended December 31, 2010 the Company advanced a payment of $387,000 to Mr. Fröberg. Such advance has been classified as a component of the Company’s Stockholders Equity as Notes Receivable From Affiliate.

Bent Helvang

The provision recorded for the year ended December 31, 2009 of DKK 867,744 ($167,192) in favor of BH Media ApS (a company 100% owned by Bent Helvang), has been reversed during the year ended December 31, 2010 as the Company does not have any obligation towards Mr. Helvang or he’s company. The provision was reversed as a component of selling, general and administrative expenses. At December 31, 2010, and December 31, 2009 the total accruals was DKK - ($-) and DKK 867,744 ($167,192) respectively, which has been classified in advances from related parties.

Bark Holding Ltd.

Acquisition of Anaconda

We completed the acquisition of a 51% interest in Anaconda effective March 31, 2010. The acquisition was completed pursuant to a share purchase agreement dated January 18, 2010 between UCP and Bark Holding Ltd. (“Bark Holding”) (the “Share Purchase Agreement”). Bark Holding is a private corporation presently owned by Mr. Lauritsen, who is the owner of more than 10% of our outstanding common stock. We issued the following shares to the following shareholders who are greater than 5% shareholders in connection with our acquisition of Anaconda with effect on March 31, 2010:

Name and Shareholder	Number of Shares Issued
Sapiens Alliance Ltd.	7,000,000 Shares (1)
Svaneco Ltd	7,000,000 Shares(2)

(1)	Sapiens Alliance Ltd. is a private company that is controlled by Mr. Rene Lauritsen.

(2)	Svaneco Ltd. is a private company controlled by Mr. Svane.

On June 15, 2010 and on August 25, 2010, we entered into agreements with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane and Rene Lauritsen, a 10% shareholder of the Company, in respect of the ownership of Anaconda.tv GmbH, whereby UCP agreed to re-convey to Mr. Svane and Mr. Lauritsen a total of 51% interest in Anaconda that was acquired by us on March 31, 2010. As consideration for the re-conveyance, Mr. Svane and Mr. Lauritsen agreed to surrender 14,000,000 shares of the common stock of the Company issued to them originally in connection with UCP’s acquisition of an interest in Anaconda.

Loan from Bark Holding

During 2008 the Company received a loan from Bark Holding. The balance of the loan was $217,236 at December 31, 2009. The interest rate is fixed at 7%. Interest for 2009 was $14,702. Certain stockholders of UCP own 100% of the outstanding shares of Bark Holding. The balance of the loan as per March 19, 2010 DKK 1,127,475 ($209,565) was forgiven.

Loan from Jesper Svane and Rene Lauritsen

In April 2008, shareholders Jesper Svane and Rene Lauritsen made payments of DKK 91,600 ($17,300) to trade creditors on behalf of the Company. The loan has been partly repaid and had a balance of DKK 73,600 ($14,181) by December 31, 2009. The loan was forgiven on March 19, 2010 with a balance of DKK 73,600 ($13,680)

Where You Can Find More Information

Statements contained in this annual report as to the contents of any contract, agreement or other document referred to include those terms of such documents that we believe are material. Whenever a reference is made in this annual report to any contract or other document of ours, you should refer to the exhibits that are a part of the annual report for a copy of the contract or document.

You may read and copy all or any portion of the annual report or any other information that United Communication Partners Inc. files at the SEC’s public reference room at One Station Place, 100 F Street, NE, Washington, DC 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC.

Please call the SEC at 1–800–SEC–0330 for further information on the operation of the public reference room. Our SEC filings, including the annual report, are also available to you on the SEC’s website at www.sec.gov.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged Marcum LLP, Certified Public Accountants and Consultants, as our principal independent registered public accounting firm effective March 13, 2009. Our independent auditors have performed the services listed below and were paid the fees listed below for the fiscal years ended December 31, 2010 and December 31, 2009:

Audit Fees

	2010	2009
Marcum LLP	$270,000	$423,000

Audit Related Fees

2010	2009
$0	$0

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

Tax Fees

2010	2009
$0	$0

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

2010	2009
$0	$0

Audit Committee Pre–Approval of Audit and Permissible Non–Audit Services of Independent Auditors

We have not yet appointed an audit committee of our board of directors.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Financial Statements

Our audited consolidated financial statements as of December 31, 2010 and 2009 and for the each of the two years ended December 31, 2010 and 2009, comprised of the following, are included in Item 8 above:

  Report of Independent Auditor,

  Consolidated Balance Sheets as at December 31, 2010 and 2009

  Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

  Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Loss,

  Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, and

  Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of United Communications Partners Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Communications Partners Inc (formerly known as Bark Group Inc.) and Subsidiaries, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2010, the Company has not achieved a sufficient level of revenues to support its business and has suffered recurring losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
New York, NY
April 14, 2011

United Communications Partners Inc.(formerly known as Bark Group Inc.) and Subsidiaries
Consolidated Balance Sheets
(In thousands of USD)

	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$395	$-
Accounts receivable, net	3,230	-
Costs and estimated earnings in excess of billings on projects in progress	740	-
Prepaid expenses and other current assets	197	-
Current assets of discontinued operations	-	1,308

Total current assets	4,562	1,308

Equipment, net	138	-
Goodwill	3,710	-
Other intangible assets, net	728	-
Deposit for equity investment	701	-
Deferred financing costs, net of accumulated amortization of $10	1	-
Other assets of discontinued operations	-	8,394

Total assets	$9,840	$9,702

See notes to the consolidated financial statements.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Consolidated Balance Sheets (continued)
(In thousands of USD)

	December 31,
Liabilities	2010	2009
Current liabilities:
Accounts payable	$5,614	$-
Accrued expenses and other current liabilities	437	251
Billings in excess of costs and estimated earnings on projects in progress	179	-
Note payables, net of discount	686	96
Derivative liabilities	185	-
Liability to redeemed stockholder	387
Advances from related parties	81	399
Current liabilities of discontinued operations	-	6,464

Total current liabilities	7,569	7,210

Contingent consideration – Tre Kronor	30	-
Other liabilities of discontinued operations	-	4,162

Total liabilities	7,599	11,372

Non-Controlling interests	-	1,301

Commitments and contingencies

Stockholders’ Equity (Deficiency)
Stockholders' equity:
Preferred stock $0.001 per share par value; 100,000,000 authorized; 0 issued and outstanding.	-	-
Common stock $0.001 per share par value; 2,000,000,000 shares authorized, 453,150,312 shares issued, and 439,150,312 shares outstanding at December 31, 2010; 351,364,254 shares issued and outstanding at December 31, 2009.	453	351
Additional paid-in capital	9,470	2,919
Accumulated deficit	(7,097)	(6,181)
Treasury stock, at cost, 14,000,000 shares	(14)	-
Accumulated other comprehensive loss	(184)	(60)
Notes receivable from affiliate	(387)	-

Total Stockholders’ equity (deficiency)	2,241	(2,971)

Totals liabilities and stockholders’ equity	$9,840	$9,702

See notes to the consolidated financial statements.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Consolidated Statements of Operations
(In thousands of USD, except for per share amounts)

		For the Years Ended December 31,
		2010		2009
Net revenues		$8,645		$-
Cost of revenues		(7,328)		-

Gross Profit		1,317		-

Selling, general and administrative expenses		(2,391)		(808)
Depreciation and amortization		(136)		-

Loss from continued operations		(1,210)		(808)

Other income (expense), net:

Gain on extinguishment of debt		184		182
Loss from change in fair value of derivative liabilities		(30)		-
Gain from change in fair value of contingent consideration		335		-
Interest expense		(307)		(14)

Total other income (expense), net		182		168

Net loss from continued operations before taxes		(1,028)		(640)

Provision for income taxes		(40)		-

Net loss from continued operations		(1,068)		(640)

Discontinued operations:
Loss from discontinued operations		(3,687)		(1,929)
Gain on deconsolidation of subsidiaries		3,839		-
Income (loss) from discontinued operations		152		(1,929)

Net loss		$(916)		$(2,569)

Loss per share – Basic and diluted:
Continuing operations	$	(-)	$	(-)
Discontinued operations:
Loss from discontinued operations		(0.01)		(0.01)
Gain from disposal of assets in subsidiaries		0.01		-
Net loss from discontinued operations		(-)		(0.01)
Weighted-average shares outstanding: Basic and diluted		395,336,142		320,258,081

See notes to the consolidated financial statements.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Loss
For the years ended December 31, 2010 and 2009.
(In thousands of USD)

					Notes
		Common		Treasury	Receivable	Additional		Accumulated
	Common	Stock	Treasury	Shares	From	Paid-In	Accumulated	Comprehensive
	Stock Shares	Amount	Shares	Amount	Affiliate	Capital	Deficit	Loss	Total
Balance at January 1, 2009	324,113,720	$324	-	$-		$1,536	$(3,612)	$34	$(1,718)
FASB ASC 810 adjustment - excess of redemption amount over ARB 51 amount			-	-		(101)			(101)
Issuance of common stock for conversion of notes payable	10,000,000	10	-	-		414	-	-	424
Net proceeds from issuance of common stock	12,250,534	12	-	-		463	-	-	475
Stock-based compensation	-	-	-	-		239	-	-	239
Issuance of common stock for consulting services	3,000,000	3	-	-		277	-	-	280
Issuance of common stock for conversion of B class redeemable shares of non-controlling interest	2,000,000	2	-	-		91	-	-	93
Comprehensive loss:
Net loss for the period	-	-	-	-		-	(2,569)	-	(2,569)
Currency translation adjustment	-	-	-	-		-	-	(94)	(94)
Comprehensive loss	-	-	-	-		-	-	-	(2,663)
Balance at December 31, 2009	351,364,254	351	-	-		2,919	(6,181)	(60)	(2,971)
FASB ASC 810 adjustment - excess of ARB 51 over redemption amount	-	-	-	-		123	-	-	123
Issuance of common stock for investment in Anaconda GmbH	14,000,000	14						-	14
Issuance of common stock for conversion of notes payable	14,707,025	15	-	-		359	-	-	374
Debt contributed to capital – related parties	-	-	-	-		223	-	-	223
Net proceeds from issuances of common stock	36,111,773	36	-	-		794	-	-	830
Notes receivable from affiliate			-	-	(387)	-	-	-	(387)
Issuance of common stock to acquire Tre Kronor Media	35,000,000	35	-	-		3,753	-	-	3,788
Stock-based compensation	-	-	-	-		94	-	-	94
Stock based compensation, consulting services	-	-	-	-		152	-	-	152
Issuance of common stock for consulting services	1,250,000	1	-	-		70	-	-	71
Issuance of common stock for conversion of B class redeemable preferred shares of non- controlling interest	717,260	1	-	-		983	-	-	984
Shares surrendered for re-convey of acquisition of Anaconda GmbH	-	-	(14,000,000)	(14)		-	-	-	(14)
Comprehensive loss:
Net loss for the period	-	-	-	-		-	(916)	-	(916)
Foreign currency translation adjustment	-	-	-	-		-	-	(124)	(124)
Comprehensive loss	-	-		-		-	-	-	(1,040)

Balance at December 31, 2010	453,150,312	$453	(14,000,000)	$(14)	$(387)	$9,470	$(7,097)	$(184)	$2,241

See notes to the consolidated financial statements.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands of USD)

	For the Year	For the
	ended	Year ended
	December 31,	December
	2010	31, 2009
Cash flows from operating activities:
Net loss	$(916)	$(2,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	-
Amortization of intangible assets	102	-
Amortization of debt discount	143	-
Amortization of deferred financing costs	7	-
Gain from extinguishment of debt	(184)	(182)
Loss from change in fair value of derivative liabilities	30	-
Gain on change in fair value of contingent consideration	(335)
Stock based compensation	317	519
Gain on deconsolidation of subsidiaries	(3,839)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,156)	-
Cost and estimated earnings in excess of billings on projects	(601)	-
Value added tax refund receivable	(20)	-
Prepaid expenses and other current assets	8	-
Accounts payable	4,444	-
Accrued liabilities	(1,002)	251
Corporate taxes	39
Billings in excess of costs and estimated earnings	179	-
Operating activities from discontinued operations	2,941	821
Net cash used in operating activities	(807)	(1,160)
Cash flows from investing activities:
Cash acquired in acquisition of Tre Kronor	962	-
Purchase of equipment	(21)	-
Deposit for equity investment	(701)	-
Advances to affiliate	(387)	-
Investing activities in discontinued operations	-	(12)
Net cash used in investing activities	(147)	(12)
Cash flows from financing activities:
Repayments of debt	(175)	-
Proceeds from debt, net of financing costs	962	-
Net repayments from borrowings from related party	(65)	(154)
Proceeds from issuance of common stock, net of issuance costs	830	552
Financing activities from discontinued operations	(223)	767
Net cash provided by financing activities	1,329	1,165
Effect of exchange rates on cash from continued operations	(180)	(99)
Effect of exchange rates on cash from discontinued operations	200	20
Net increase (decrease) in cash	395	(86)
Cash at beginning of period	-	86
Cash at end of period	$395	$-
Supplemental information:
Cash paid for interest in continued operations	$6	$-
Cash paid for interest, discontinued operations	$104	$468
Non-cash investing and financing activities:
Note payable converted into common shares	$1,542	$-
Extinguishment of debt from related parties	$223	$-
Equipment acquired under capital lease	$-	$58
Issuance of common stock to acquire Tre Kronor (see Note 4)	$3,788	$-
Adjustment of non controlling interest to redemption value	$118	$101

See notes to the consolidated financial statements.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 - Description of Business and Basis of Presentation

Organization

     United Communications Partners Inc., formerly known as Bark Group Inc. (“UCP” or the “Company”) is a Nevada corporation that was incorporated as “Exwal Inc.” on July 5, 2005. UCP is a holding company that currently conducts its operations through its wholly owned subsidiary Tre Kronor Media AB (TKM), which was acquired on May 4, 2010 and Abrego Spain SL which was established in November 2010. Up until September 8, 2010 UCP owned Bark Corporation A/S (Bark Corporation). Bark Corporation was a Danish holding company that conducted its operations through its wholly owned subsidiaries Bark Advertising A/S ("Bark Advertising"), and Bark Property ApS. As described below, Bark Corporation and its wholly-owned subsidiaries were deconsolidated effective September 8, 2010, and thereafter presented as discontinued operations.

     During July and August 2010, the Danish subsidiaries of the Company continued to experience losses from operations due to decreased advertising spending by clients combined with local management’s inability to generate sufficient new business activities. Moreover, management determined that the fixed costs and the expected revenues in the second half of 2010 would lead to continued substantial losses in 2010 and the first half of 2011. The continued decline in revenues and rising losses would increase the Company’s net working capital deficiency and increase demands for the Company’s cash resources to service its debt in the Danish operations. On August 31, 2010, the Danish companies were not in possession of sufficient cash to continue its operations. Thus, the Company’s management decided to cease its Danish operations. On September 8, 2010, management in the Danish companies filed for closing of all operations in Denmark, with the Danish court in Copenhagen. As a consequence of filing of bankruptcy and control of the Danish subsidiaries being accepted by the court effective September 8, 2010, the Company has deconsolidated the Danish subsidiaries. The operations of the Company’s Danish subsidiaries through September 8, 2010, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

Tre Kronor Media AB

     On May 4, 2010, the Company completed the acquisition of all of the issued and outstanding shares of TKM, a Swedish media company in accordance with a share purchase agreement dated April 9, 2010. The Company believes that TKM’s business model of performance-based marketing is consistent with the Company’s strategy of acquiring professional, profitable and innovative multi-platform media companies.

     The Company issued an aggregate of 35,000,000 shares of common stock to the shareholders of TKM, pro rata with their respective ownership interests in TKM, to complete the acquisition. Additional principal terms of the TKM agreement are summarized as follows:

  all shares issued to the TKM shareholders will be subject to a three year lock-up period;

  notwithstanding the above lock-up agreement, three of the shareholders will be permitted to sell annually a portion of their shares provided that (i) the total accumulated aggregate sales price does not exceed Swedish Kroner (SEK) 3,000,000, and (ii) the transfers do not exceed 10% of the daily registered volume of the Company’s common stock on the Nasdaq OTC Bulletin Board; however, in 2010 the shareholders cannot sell any shares for the initial six months;

  in 2010 only, one of the principal shareholders, will redeem a portion of his shares against a cash payment from the Company in the aggregate amount of SEK 3,000,000 ($387,000). The redemption of the shares will be based on the valuation on the date of payment. On the date of acquisition the Company recorded $387,000 as a related party payable. The Company has agreed to extend the redemption of the portion of his shares against a cash payment in the aggregate amount of SEK 3,000,000 ($387,000) to December 31, 2011;

  in the event that the Company does not raise a minimum of either $3,000,000 either as debt or equity financing by December 31, 2010, the TKM shareholders will have the right to re-acquire all of the issued and outstanding shares of TKM by (i) delivering written notice by January 15, 2011 and returning to the Company all consideration issued to such shareholders within 30 days of such notice, including the cash value of any shares that may have been sold by the TKM shareholders,

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

On August 11, 2010 the former shareholders of TKM renounced their right to re-acquire the issued and outstanding shares as described above.

  the Company have also agreed to issue up to an additional 6,000,000 shares of its common stock based on TKM achieving certain “Earnings Before Tax” (“ EBT ”), as determined in accordance with the agreement, thresholds for the accounting years 2010 to 2012:

    EBT being more than SEK 2 million ($274,667) for 2010; issuance of additional 2,000,000 shares of the Company

    EBT being more than SEK 3 million ($412,000) for 2011; issuance of additional 2,000,000 shares of the Company

    EBT being more than SEK 4 million ($549,333) for 2012; issuance of additional 2,000,000 shares of the Company as an alternative to the above, the TKM shareholders will receive 4,000,000 shares if the accumulated EBT for 2010 and 2011 is more than SEK 5 million ($686,667), or 6,000,000 shares if the accumulated EBT for 2010, 2011 and 2012 is more than SEK 9 million.

  On the date of the acquisition, the Company recorded an accrual of $365,000 as long-term contingent consideration. The Company based this accrual on the fair value of the amount anticipated to be incurred as a result of the projections available at the date of the acquisition. At December 31, 2010 the contingent consideration was valued at $30,000. During fiscal 2010 the Company recorded a gain from fair value change contingent consideration of $335,000.

On October 31, 2010, TKM advanced SEK 4,746,550 approximately ($701,000) to acquire a 30% noncontrolling financial interest in Norwegian media company InSight AS, effectively January 1, 2011.

Anaconda.tv GmbH

     On March 31, 2010 the Company completed the acquisition of a 51% interest in Anaconda.tv GmbH (”Anaconda”), a television production company incorporated in Germany. In accordance with the authoritative guidance contained in ASC 805, Business Combinations, and ASC 810, Consolidation, management has performed an assessment based on all relevant facts and circumstances, and concluded that the minority shareholder of Anaconda has been granted a substantive participating right that precludes the Bark Corporation’s majority voting interest from being considered a controlling financial interest. As such, the Company recorded its investment in Anaconda under the equity method, in accordance with ASC 323, Investments—Equity Method and Joint Ventures. On June 15, 2010, the Company entered into an agreement with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane, in respect to the ownership of Anaconda.tv GmbH, whereby:

  The Company agreed to convey to Mr. Svane a 25.5% interest in Anaconda that it acquired on March 31, 2010, thereby reducing the Company’s ownership interest from 51% to 25.5%;
  as consideration for the conveyance, Mr. Svane surrendered, in July 2010, 7,000,000 shares of the common stock of the Company issued to him in connection with the Company’s acquisition of its interest in Anaconda, and each party agreed to complete such transfers, assignments and surrenders of shares to give effect to the above agreements.

     The agreement was entered into as a result of Anaconda’s failure to deliver its audited financial statements. The Company anticipates that any determination to exercise the option to re-acquire the 25.5% interest from Mr. Svane would be contingent upon (i) audited financial statements of Anaconda for the year ended December 31, 2009 being completed, and (ii) 2010 financial performance of Anaconda in accordance with the agreed upon budgets.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     On August 25, 2010 the Company entered into an agreement with Rene Lauritsen, a 10% shareholder of the Company, and Sapiens Alliance Ltd., a private company controlled by Mr. Lauritsen, in respect of the ownership of Anaconda.tv GmbH, a television production company incorporated in Munich, Germany (“ Anaconda ”) whereby:

  The Company agreed to convey to Mr. Lauritsen a 25.5% interest in Anaconda that was acquired by us in January 2010, as consideration for the conveyance, Mr. Lauritsen agreed to surrender 7,000,000 shares of the common stock of the Company issued to him originally in connection with the Company’s acquisition of an interest in Anaconda, and each party agreed to complete such transfers, assignments and surrenders of shares to give effect to the above agreements.

     The agreement was entered into as Anaconda had failed to deliver to us audited financial statements of Anaconda for the year ended December 31, 2009 in the manner that Anaconda had represented that it would deliver.

     As a consequence of these transactions, the Company no longer owns any ownership interest in Anaconda effective August 25, 2010.

Business

     UCP and its Swedish and Spanish subsidiaries (collectively, the "Company") offer its customers a network of advertising and media services. The Company’s strategy is to acquire or invest in mid-sized well established businesses throughout Europe in order to form a European network of advertising and media agencies.

Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

     During fiscal 2010 and 2009 the Company incurred net losses of $916,000 and $2,569,000 respectively. The Company continues to operate with a working capital deficiency (approximately $3,007,000 at December 31, 2010) and has limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital at December 31, 2010 includes convertible notes and related derivative liabilities of approximately $1,201,000. The Company also used cash from its operations of $807,000 during the fiscal 2010.

     The Company's current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $293,000. The Company plans to use its operating line of credit to finance a portion of its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

     On March 7, 2011 the Company issued 9,337,000 shares of common stock against cash proceeds of $79,365.

     Based on the Company’s current forecast it anticipates that cash flow from operations will be sufficient to cover i) its current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at December 31, 2010. The Company estimates that it will require approximately $1,133,000 over the next twelve months in order to sustain its current obligations and to fully satisfy its working capital deficiency.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     The Company’s acquisition strategy is based primarily on share-for-share agreements with limited cash requirements which means that the need for additional financing in order to expand the business is limited on a short term basis.

     The Company also entered into an engagement agreement with an investment bank with the objective of securing additional financing, but the Company does not have any commitment from the investment bank to complete any financing. There is no assurance that the Company will raise any additional financing from either this investment bank or any other investors or on acceptable terms. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved.

     These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. These audited consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

     The consolidated financial statements as of December 31, 2010 and 2009 include the accounts of UCP and its wholly-owned and majority owned subsidiaries as described in Note 1. All intercompany transactions and balances have been eliminated in the consolidated financial information provided.

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

     Significant estimates and assumptions include the valuation of acquired assets including goodwill, the useful lives of assets, revenue recognition, income tax valuation, stock valuation, debt discounts on notes payable, other intangible assets and bad debts. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ in the near term from these estimates, and such differences could be material.

Revenue recognition

     Most of the Company’s client contracts are individually negotiated and accordingly, the terms of client engagements and the bases on which the Company earns commissions and fees vary significantly. Direct costs include fees paid to external suppliers where they are retained to perform part or all of a specific project for a client and the resulting expenditure is directly attributable to the revenue earned. Revenue is stated exclusive of VAT (value added tax), sales taxes and trade discounts.

     The Company’s revenue is typically derived from commissions on media placements and fees for advertising services. Revenue may consist of various arrangements involving fixed fees, commissions, or incentive-based revenue, as agreed upon with each client.

     The Company earns commissions from referrals of services to other vendors, marketing agencies, who ultimately provide the end service to the customer. Commissions are generally earned on the date of broadcast or publication.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     Revenue for the Company’s fixed-fee contracts is recognized when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) services have been performed. Depending on the terms of a client contract, fees for services performed can be recognized in two principal ways: proportional performance or completed contract.

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
  Certain fees (such as for marketing services related to rebates offered by clients to their external customers) are deferred until contract completion as the final act is so significant in relation to the service transaction taken as a whole. Fees are also recognized on a completed contract basis if any of the criteria of the Financial Accounting Standards Board (FASB), Accounting Standard Codification (ASC) 605-10-S99, Revenue Recognition, were not satisfied prior to job completion or if the terms of the contract do not otherwise qualify for proportional performance.

     Incentive-based revenue typically comprises quantitative criteria. Revenue is recognized when the quantitative targets have been achieved.

     In compliance with FASB ASC 605-45 Principal Agent Considerations, Reporting Revenue Gross as a Principal versus Net as an Agent , the Company assess whether its agency or the third-party supplier is the primary obligor. The Company evaluate the terms of its client agreements as part of this assessment. In addition, the Company gives appropriate consideration to other key indicators such as latitude in establishing price, discretion in supplier selection and credit risk to the vendor. For a substantial portion of its client contracts the Company acts as principal as the Company are the primary obligor and bear credit risk related to the services it provide. In these contracts the Company record revenues and costs of revenues gross. In certain contracts the Company records a net amount principally on those contracts where the Company only earn a commission.

Sales Tax and Value Added Taxes

     In accordance with FASB ASC 605-45, the Company accounts for sales taxes and value added taxes imposed on its good and services on a net basis in the consolidated statement of operations.

Cash and cash equivalents

     For purposes of reporting cash and cash equivalents, the Company considers all short-term highly liquid investments when purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable Allowance

     The Company maintains an allowance for doubtful accounts for estimated losses from the inability of its customers to make payments when due or within a reasonable period of time thereafter. The Company performs periodical reviews of its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts, historical payment patterns by customers and individual customer circumstances. If the financial condition of customers were to deteriorate, resulting in the inability to make required payments, additional allowances may be required. There were no allowances for doubtful accounts receivables as of December 31, 2010. The Company maintained an allowance for doubtful accounts of $37,000 related to accounts receivables of the Danish subsidiaries as of December 31, 2009. Such amount is included in current assets of discontinued operations.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Equipment

     Equipment is stated at historical cost less accumulated depreciation. Equipment is depreciated using the straight-line method over the estimated useful lives of such assets. The useful lives for computing depreciation for furniture, fixtures and computer equipment ranges from 3 to 5years

     Upon retirement or other disposition, the cost and related accumulated depreciation and amortization of the assets are removed from the accounts and any resulting gain or loss is reflected in operating expenses or other income. Expenditures for major renewals and improvements which extend the life of the asset are capitalized. Ordinary repairs and maintenance are charged directly to cost of revenues or operating expenses, depending upon their nature.

Impairment of Long-Lived Assets

     The Company annually, or whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable, assesses the carrying value of long-lived assets in accordance with FASB ASC 360 10. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

Goodwill and Intangible assets – Finite lives

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

     UCP acquired all the shares of TKM on May 4, 2010. The acquisition was completed pursuant to a share transfer agreement entered into between UCP and the shareholders of TKM. The Company recorded goodwill in connection with the excess cost over fair value of the net assets acquired.

     Goodwill is accounted for under FASB ASC 350, Goodwill and other. Under FASB ASC 350, the Company’s goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in March. The Company’s reporting unit is tested individually for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. There was no impairment of goodwill during the year ended December 31, 2010.

Equity investments

     Investments in business entities in which the Company lacks a controlling financial interest but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

Derivative Financial Instruments

     The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates, which approximates the fair value measured using Binomial Lattice Model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Non controlling interest

     Certain consolidated subsidiaries of UCP issued equity shares to parties unrelated to the Company. The Company accounts for such transactions in accordance with FASB ASC 810, Consolidation, FASB 810 requires that the difference between the carrying amount of the Company’s investment in the subsidiary and the underlying net book value of the subsidiary after the issuance of the shares be recognized either as a gain or loss in the consolidated statement of operations or as a capital transaction. In these instances it is the Company’s policy to consider gains and losses arising from such issuances of shares by a subsidiary as a capital transaction; as such no gain or loss is recognized in the statement of operations.

     In instances where subsidiary shares issued are redeemable, the Non-controlling interest is recorded in accordance with FASB ASC 810, at the higher of (1) the redemption value required to be paid by the Company or (2) the amount that would result from applying consolidation accounting under FASB ASC 810. Adjustments recorded by the Company in relation to the recording of these costs are recorded within additional paid-in capital.

     The Company previously recorded non-controlling interest dealt with certain Danish subsidiaries which were discontinued and deconsolidated during 2010.

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

Loan Origination Fees

     Loan origination fees represent costs incurred in connection with obtaining financing. These costs are amortized over the terms of the related financing which mature at various times through March 2011. The amortization of loan costs is included as a component of interest expenses in the accompanying consolidated statement of operations.

Foreign Currency

     The Company has determined Danish Kroner is the functional currency of its foreign operations. Accordingly, the foreign subsidiaries income and expenses are translated into U.S. dollars (“dollars”), the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange at the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income. During the year ended December 31, 2010 and 2009 transaction gains or losses were not material. As of January 1, 2011 the Company’s functional currency will be Swedish Kronor due to the acquisition of TKM.

Stock Based Compensation

     The Company accounts for stock based awards in accordance with FASB ASC 718, Compensation —Stock Compensation. FASB ASC 718 requires all share-based payments, including grants of employee stock options and restricted stock, to be recognized in the Company's financial statements based on their grant date fair values and recognized over the requisite service period.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Loss per Share

     Basic net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. UCP had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of 7,778,720 non-vested shares issued to two executives. The shares were fully vested on May 31, 2010. In addition, potential shares of common stock aggregating 42,662,650 are issuable upon conversion of debts for the year ended December 31, 2010.

Fair Value of Financial Instruments

     In accordance with FASB ASC 810 Financial Instruments, the carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are reasonable estimates of fair value due to their short term nature. The fair value of long-term debt is estimated to approximate fair market value based on current rates offered to the Company for debt of the same remaining maturities.

Segment Information

     FASB ASC 280 Segment Reporting, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates in one segment which is providing advertising and media services and primarily conducting its business in Sweden. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment. During the year ended 2010, the Company derived no revenue from Abrego Spain SL.

Reclassifications

     Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications adjustments had no effect on the Company's previously reported consolidated net loss.

Recent Accounting Pronouncements

     In March 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition— Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

     In December 2010 the FASB issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles —Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Note 3 – Deconsolidation of Danish Operations

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

     In June 2009, the FASB issued authoritative guidance (which was codified into ASC Topic 810, "Consolidation," with the issuance of ASU No. 2009-17) that requires a primarily qualitative analysis to determine if an enterprise is the primary beneficiary of a variable interest entity. This analysis is based on whether the enterprise has (a) the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. In addition, enterprises are required to more frequently reassess whether an entity is a variable interest entity and whether the enterprise is the primary beneficiary of the variable interest entity. Finally, the guidance for consolidation or deconsolidation of a variable interest entity is amended and disclosure requirements about an enterprise's involvement with a variable interest entity are enhanced. The Company adopted this guidance as of January 1, 2010 on a prospective basis. As a result, the Danish subsidiaries were deconsolidated as the power to direct the activities completely transferred to the trustees of Copenhagen court. The deconsolidation of these subsidiaries resulted in a decrease in assets and liabilities as of September 9, 2010 of $5,203,000 and $9,042,000 respectively.

     As the Company is no longer in control of the Danish subsidiaries the Company has, in accordance with ASC 810, deconsolidated the fair value of assets ($5,203,000) and liabilities ($9,042,000) and recorded a gain on deconsolidation of Danish entities of $3,839,000. The two Danish subsidiaries in which the Company was forced to close had an immaterial amount of assets and liabilities.

     The following table summarizes the deconsolidation (dollars in thousands):

Transferred to
Danish Court
Assets	2010
Current assets:
Cash	$7
Accounts receivable, net	230
Costs and estimated earnings in excess of billings on projects in progress	212
Prepaid expenses and other current assets	21
Total current assets	470
Property, plant and equipment, net of accumulated depreciation	4,683
Deferred financing costs, net of accumulated amortization	50
Total assets	$5,203

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Transferred to
Danish Court
Liabilities	2010
Current liabilities:
Accounts payable	$1,752
Accrued liabilities	1,023
Billings in excess of costs and estimated earnings on projects in progress	91
Current portion of long-term debt	1,831
Current portion of obligations under capital leases	138
Current portion of debt to redeemed stockholders	117
Total current liabilities	4,952
Long-term debt , net of current portion	4,090
Total liabilities	$9,042

Note 4 – Acquisition of Tre Kronor Media AB (TKM)

     On May 4, 2010, the Company completed the acquisition of all of the issued and outstanding shares of TKM, a Swedish media company.

     The Company has determined that the acquisition of TKM was a business combination to be accounted for under the acquisition method. The following table summarizes the consideration transferred and the amounts (dollars in thousands) of identified assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration transferred:
Stock issuance on the date of acquisition	$4,175
Estimated fair value of contingent consideration	365
4,540

Recognized amounts of identifiable assets and liabilities acquired at fair value:
Cash	963
Accounts receivable	1,074
Work in progress	139
Equipment and deposits	190
Prepaid expenses	148
Account payable	(1,204)
Accrued expenses and other liabilities	(1,310)
Total identifiable net assets	-
Total purchase value	$4,540

The Company recognized the total purchase as summarized in the following table:

Goodwill (100% deductible for tax purpose)	$3,710
Intangible assets	830
Liability to related parties (see Note 1)	(387)
Earn out to former shareholders - Tre Kronor	(365)
Equity, issuance of common shares as consideration	(3,788)

     Earn out to former shareholders were calculated on a basis of a total consideration of 4,000,000 of the Company’s shares of common stock at the fair value of the market closing price per date of acquisition. As the calculated consideration is based on TKM’s projected EBT (Earnings Before Tax) in fiscal 2011 and 2012 the fair value per date of acquisition was discounted back to a present value of $365,000 which the Company recorded as a long term liability.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     The total common shares issued as part of the consideration paid to TKM were 35,000,000 shares.

     The intangible assets is identified and recognized in accordance with Accounting Standards Codification 805 (“ASC 805”), Business Combinations. Based on a discounted cash flow model the fair value of the intangible assets was determined to be $830,000 with useful lives of 5 years (see Note 5).

The results of operations of TKM have been included in the consolidated statements of operations since the completion of the TKM acquisition on May 4, 2010. The following table reflects (dollars in thousands) the unaudited pro forma consolidated results of operations had the TKM acquisition taken place at the beginning of 2010 and 2009 periods:

	2010	2009

Net revenues	$11,199	$6,970
Cost of revenues	(9,504)	(6,181)
Operating expenses	(2,718)	(3,517)
Net loss from continuing operations	$(1,174)	$(806)
Net loss	$(1,021)	$(2,728)
Weighted average shares, basic and diluted	395,336,142	320,258,081
Basic and diluted net loss from continuing operations per share	$-	$(0.01)

     On October 31, 2010, TKM advanced SEK 4,746,550 approximately ($701,000) to acquire a 30% non-controlling financial interest in the Norwegian media company InSight AS, effective January 1, 2011.

Note 5 - Other Intangible Assets

     In accordance with Accounting Standards Codification 805 (“ASC 805”), Business Combinations, the Company has identified and recognized trade name and customer relationships in TKM as intangible assets. Based on a discounted cash flow model the fair value of the intangible assets was determined to be $610,000 and $220,000 respectively, both having a useful life of 5 years. For the year ended December 31, 2010 intangible assets were amortized by $102,034. At December 31, 2010 the net carrying amount of intangible assets related to the acquisition of TKM was $727,966.

     The following table represents the future amortization of intangible assets (dollars in thousands):

2011:	$166
2012:	$166
2013:	$166
2014:	$166
2015 (January – May):	$59

Note 6 - Concentration of Credit Risk

     Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     During the year ended December 31, 2010 customer AB, AD and AE accounted for approximately 40%, 14% and 10% of revenue, respectively. No other customers individually represented more than 10% of revenue for any period presented.

     As of December 31, 2010 customers AB, AD and AE accounted for approximately 31%, 12% and 10% of the Company’s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

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

     The Company’s cash and cash equivalent balances are maintained at financial institutions located in the United States of America, and Sweden.

Note 7 - Equipment, net

Equipment net, consist of the following (dollars in thousands):

	As of	As of
	December 31,	December 31,
	2010	2009
Equipment at cost	$227	$-
Accumulated depreciation	(89)	-
Equipment, net	$138	$-

     Depreciation expense was $33,584 and $- for the year ended December 31, 2010 and 2009 respectively.

Note 8 - Income Taxes

     The Company’s income tax provision consists of the following (dollars in thousands):

	December 31,
	2010	2009
Federal:
Current	$-	$-
Deferred	(373)	(182)
Local:
Current	-	-
Deferred	-	-
Foreign:
Current	40	-
Deferred	(12)	-

Change in valuation allowance	385	182

Income tax provision	$40	$-

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     For the years ended December 31, 2010 and 2009 the expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Year Ended December 31,
	2010	2009

US Statutory rate	(34.00)%	(34.00)%
Other permanent items	0.31%	-%
Changes in valuation allowance	37.51%	34.00%
Effective tax rate	3.82%	0%

     For the years ended December 31, 2010 and 2009, the domestic and foreign components of income (loss) before income taxes from continuing operations are as follows:

	For the Year Ended December 31,
	2010	2009
Domestic	$(1,098)	$(640)
Foreign	70	-
Loss from continuing operations before provision for income taxes	$(1028)	$(640)

     As of December 31, 2010 and December 31, 2009, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following (dollars in thousands):

	Years Ended
	December 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryover	$679	$182
Accrued compensation	6	-
Loss from derivative liabilities	10	-
Total deferred tax asset	695	182
Valuation allowance	(568)	(182)

Deferred tax asset, net of allowance	127	-
Deferred tax liabilities:
Gain on chance in fair value of contingent considerations	(114)	-
Reserve allocation – Sweden	(13)	-

Total deferred tax liabilities	(127)	-

Net deferred tax asset (liability)	$-	$-

     For the years ended December 31, 2010 and December 31, 2009 the Company had approximately $1,921,000 and $536,000 of U.S. federal net operating loss carryovers respectively, which expire beginning in 2029 if not utilized. For the year ended December 31, 2010 the Company had approximately $130,000 of foreign (Spanish) net operating loss carryovers which can be carried forward indefinitely. The US net operating loss carryover may be subject to limitation under the Internal Revenue (“IRS”) Code 382 should there be a greater than 50% ownership change as determined under the regulation. At December 31, 2010 and 2009, the US net operating loss carryover did not subject to limitation under the IRS Code 382.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     The Company maintains valuation allowances where it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of deferred tax assets. Based on this assessment, management has established a valuation allowance to the extent the deferred tax assets are not utilized by tax liability in every period.

     For the years ended December 31, 2010 and 2009, the change in valuation allowance was $385,556 and $182,346, respectively.

     Tre Kronor Media AB files tax returns in Sweden which are subject to examination by the local tax authorities for years ended December 31, 2007 through December 31, 2010. Abrego Spain files tax returns in Spain which are subject to examination by the local tax authorities for year ended December 31, 2010. United Communications Partners Inc. (Bark Group, Inc) files federal tax returns in the United States which are subject to examination by federal tax authorities for the years ended December 31, 2007, through December 31, 2010.

     Effective January 1, 2007, the Company adopted the FASB’s guidance on accounting for uncertainty in income taxes. In accordance with this guidance, interest costs and related penalties related to unrecognized tax benefits are required to be calculated, if applicable. If required, interest would be recorded as interest expenses and penalties as general and administrative expenses in consolidate statement of operations. No interest and penalties were recorded during the years ended December 31, 2010 and December 31, 2009 respectively. As of December 31, 2010 and December 31, 2009, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Note 9 - Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

	As of December 31,
	2010	2009

Value Added Tax	$214	$-
Professional fees	51	-
Accrued payroll related expenses	117	-
Common stock payable	-	77
Public relation costs	-	170
Income tax payable	40
Other liabilities	15	4
Total accrued liabilities	$437	$251

Note 10 – Non controlling Interest in Discontinued Operations

     For consolidated majority-owned subsidiaries in which the Company owns less than 100% of the total outstanding shares, the Company recognizes a non-controlling interest for the ownership interest of the holders.

     In May 2007, 651 Class B shares in a Danish subsidiary, Bark Advertising were issued to the selling shareholders of Bark Copenhagen at a price of DKK 12,912 ($2,373) per share and 50 Class B shares were sold to two senior employees of the Company at a price of DKK 12,000 ($2,206) per share. In November 2007 Bark Advertising sold 25 Class B shares to one senior employee at a price of DKK 12,000 ($2,206) per share.

     In January 2009, two Class B shareholders representing 131 shares were redeemed. The redeemable amount as of December 31, 2009 was DKK 994,356 ($191,587). The redemption of shares was to be paid in 8 quarterly installments, including interest at variable rates (5% at December 31, 2009). On September 8, 2010, the Company is no longer obligated to pay the remaining installments to Class B shareholder as the liabilities were transferred to the Danish Courts upon acceptance of control of the Danish subsidiaries by the Courts. As of September 8, 2010, the redeemable amount was DKK 637,393 ($116,737) (See Note 3)

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     In November 2009 three additional Class B shareholders representing 75 shares were redeemed for DKK 900,000 ($173,000). The redeemable amount was converted to a total of 2,000,000 shares of common stock in UCP. The conversion held a beneficial conversion feature of $80,000 which was recorded in statement of operations as gain on extinguishment.

     On June 1, 2010 the remaining three holders of 520 Series B shares were redeemed. Two of the three holders were affiliates to the Company.

     On August 18, 2010 the total redemption value of the 520 Series B shares of DKK 6,753,000 ($1,167,551) was converted to a total of 717,260 shares of common stock in UCP. The Company recognized a total beneficial gain from the conversion of $1,127,385. Gain related to the affiliates was recognized with $943,077 as additional paid in capital, whereas gain related to the non-affiliate of $184,308 was recognized in the Company’s income statement as gain on extinguishment of debts.

Note 11 - Derivative Liabilities

     In June 2008, the FASB finalized ASC 815, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” Under ASC 815, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The Company has determined that it needs to account for certain convertible debentures (see Note 11) issued during the second quarter 2010, as derivative liabilities, and apply the provisions of ASC 815. The instruments include a ratchet provision that adjust either the exercise price and/or the quantity of the shares since the conversion price is equal to 55% - 65% of the "market price" as determined at the time of conversion.

     In accordance with ASC 815, these convertible debentures have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.

     The fair value of the derivative liabilities was measured using the Black-Scholes option pricing model, which approximates the fair value measured using Binomial Lattice Model, and the following assumptions (dollars in thousands):

	December 31,	Date of
	2010	issuance

$80,000 Debenture:
Discount Rate – Bond Equivalent Yield	-	0.39%
Annual rate of dividends	-	-
Volatility	-	152%
Weighted Average life (months)	-	9

$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.007%	0.42%
Annual rate of dividends	-	-
Volatility	160%	160%
Weighted Average life (months)	1	9

$37,500 Debenture:
Discount Rate – Bond Equivalent Yield	0.007%	0.43%
Annual rate of dividends	-	-
Volatility	161%	160%
Weighted Average life (months)	2	9

$50,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.12%	0.37%
Annual rate of dividends	-	-

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Volatility	162%	161%
Weighted Average life (months)	2	9

Fair Value	$185	$155

     The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

     On the date of issuance the derivative liabilities associated with the debentures was $155,163. At December 31, 2010, the derivative liability associated with the debenture was revalued to $184,820. The $29,657 increase in the derivative liability at December 31, 2010 is included as loss on change in fair value of derivative liabilities in the Company’s consolidated statement of operations for year ended December 31, 2010.

Note 12 - Fair Value Measurement

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

     The following table represents the assets and liabilities carried at fair value (dollars in thousands) measured on a recurring and non-recurring basis as of December 31, 2010:

		Fair Value Measurements at December 31, 2010
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	December 31, 2010	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$185	$-	$-	$185
Contingent Consideration	$30	$-	$-	$30

Goodwill	$3,710	$-	$-	$3,710

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

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     The following table represents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	2010	2009

Beginning balance – Derivative liabilities	$-	$-
Derivative liabilities recorded	155	-
Net unrealized loss on change in fair value of derivative liabilities	30	-
Ending balance – Derivative liabilities	$185	$-

	2010	2009
Beginning balance – Contingent consideration	$-	$-
Recorded contingent consideration	365
Net unrealized gain on change in fair value of contingent consideration	(335)	-
Ending balance – Contingent consideration	$30	$-

     The following table represents a summary of the changes in the fair value of goodwill that is measured at fair value on a non-recurring basis (dollars in thousands.)

	2010	2009

Beginning balance	$3,289	$3,230
Acquired	3,710	-
Impaired	(2,812)	-
Currency adjustment	(477)	59
Ending balance	$3,710	$3,289

     During the year ended December 31, 2010, the Company has impaired the goodwill related to the Danish subsidiaries and is included in discontinued operations in the accompanying consolidated statement of operations.

Note 13 – Notes Payable

     Notes payable consist of the following (dollars in thousands):

		As of	As of
		December 31,	December 31,
Loan reference	Maturity Date	2010	2009
Private investor (A)	2010	$-	$61
Private investor (B)	2010	22	-
Private investor (C)	2010	9	-
Private investor (D)	2011	250	-
Private investor (E)	2011	40	-
Private investor (F)	2011	36	-
Private investor (G)	2011	46	-
Private investor (H)	2010	247	-
Promissory notes	January 2009	36	35
Total		686	96
Less: Current portion		686	96
Long-term portion of debt
		$-	$-

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     During the year ended December 31, 2009, the Company obtained a loan with an outstanding balance of DKK 320,000 ($61,431) including accrued interest of $13,489 at December 31, 2009 (see A above). On January 15, 2010, the outstanding balance of the loan was converted into 400,000 shares of common stock (see Note 16 below).

     The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010, in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010, together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010, and on September 23, 2010, the loan, which was not called on its maturity date, was partially paid in cash of $184,975 and $10,700 respectively. As at December 31, 2010, the amount outstanding including accrued interest was $22,248 (see B above)

     On March 10, 2010, the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. During the period October 27 – December 23, 2010, the investor converted a total of $74,000 into 9,759,025 shares of common stock (see Note 16 below). At December 31, 2010, the amount outstanding was $9,556 including interest of $3,556 (See C above). On January 3, 2011, the outstanding balance was converted into 1,877,551 shares of common stock (See Note 20).

     On March 15, 2010, the Company obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $149,603. As the note holds a contingent conversion no deferred debt discount was recognized. As at December 31, 2010, the amount outstanding was $250,000 (See D above).

     On April 20, 2010, the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which will be recorded as interest expenses ratably over the loans maturity. As at December 31, 2010, the amount outstanding including accrued interest, net of deferred discount was $40,022. (See E above). Subsequent to December 31, 2010, investor converted the outstanding balance into 10,680,436 shares of common stock. (See Note 20).

     On May 4, 2010, the Company obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which will be recorded as interest expenses ratably over the loans maturity. As at December 31, 2010, the amount outstanding including accrued interest, net of deferred discount was $36,282. (See F above). Subsequent to December 31, 2010, investor converted a total of $15,000 into 3,480,372 shares of common stock.

     On May 27, 2010, the Company obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which will be recorded as interest expenses ratably over the loans maturity. As at December 31, 2010, the amount outstanding including accrued interest, net of deferred discount was $46,215. (See G above)

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

     On June 25, 2010, The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) in order to fund working capital until additional capital could be raised. The loan matured on September 30, 2010, together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As at December 31, 2010, the amount outstanding including accrued interest was $246,749. (See H Above). As the note holds a contingent conversion no deferred debt discount was recognized.

Note 14 – Line of Credit

     The Company has a floating rate line of credit facility with Nordea Bank in the amount of $293,000. As at December 31, 2010, the amount outstanding under this line of credit facility was $-(nil). The rate of interest payable under the line of credit facility is presently 4.25 % per annum.

Note 15 – Commitments and Contingencies

     The Company is committed under an operating lease for office space which expires in 2014. Rental commitment on lease for reporting periods subsequent to December 31, 2010 is as follows (dollars in thousands):

Future commitments as of December 31, 2010

2011	$222
2012	222
2013	222
2014	222
$888

Rent expense charged to operations was approximately $74,300 for the year ended December 2010.

Note 16 - Capital Stock

     The share capital of Bark Group consists of 2,000,000,000 shares of common stock (authorized) with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2010, no preferred shares had been issued. The board has the ability to set the terms for issuance of the preferred shares.

     Each common share entitles the holder to one vote; no shares enjoy special rights.

a)	On January 6, 2010 the Company issued 386,847 shares of common stock for proceeds totaling $48,356.

b)	On January 15, 2010, the Company converted outstanding loan of DKK 320,000 ($61,431) into 400,000 new issued shares of common stock (See Note 13).

c)	On February 15, 2010, the Company issued 1,656,660 shares of common stock for proceeds totaling approximately, $246,000. Total stock issuance costs were approximately $170,000.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

d)

As consideration for the Company’s acquisition of a 51% interest in Anaconda.tv GmbH the Company issued a total of 14,000,000 shares of common stock. On August 25, 2010 the Company entered into an agreement in which the Company’s interest in Anaconda.tv GmbH were re-conveyed against the surrender of the 14,000,000 shares of common stock (See Note 1.)

e)

In March 2010 the company issued 800,000 shares of common stock to four consultants for services rendered during 2010 and 2011. The market value of the shares issued, on the date of signing the agreements, were $119,040 and the costs are being amortized over the term of the contracts. (See Note 18)

f)	On April 1, 2010 the Company issued 1,788,909 shares of common stock for proceeds totaling approximately $89,500. Total stock issuance costs were approximately $9,000. .

g)

On April 22, 2010 the Company issued a total of 35,000,000 shares of common stock to the former shareholders of Tre Kronor Media AB as consideration for the Company’s acquisition of all issued and outstanding shares of Tre Kronor Media AB. (See Note 1.)

h)	On May 25, 2010 the Company converted notes payables at a value of $32,880 into 548,000 shares of common stock.

i)	On July 21, 2010 the Company issued 2,122,641 shares of common stock for proceeds totaling approximately $90,000.

j)

On August 18, 2010, three minority class B shareholders in Bark Advertising A/S converted their non-controlling interest of DKK 6,753,000 ($1,167,551) into 717,260 shares of common stock of the Company. As discussed further in Note 10, the Company recorded a gain on extinguishment of Class B shares totaling $184,308.

k)	On September 9, 2010, the Company converted outstanding loan of DKK 1,200,000 ($223,970) into 4,000,000 new issued shares of common stock (See Note 13).

l)

On October 1, 2010 the company issued 450,000 shares of common stock a consultant for services rendered during 2010. The market value of the shares issued, on the date of signing the agreements, was $30,000 and fully recognized as consulting expenses in year 2010.

m)	On November 3, 2010, the Company issued 26,156,716 shares of common stock for proceeds totaling approximately $440,000.

n)	On November 10, 2010, the Company issued 4,000,000 shares of common stock for proceeds totaling approximately $94,000.

o)	In the period from October 27 – December 23, the Company converted outstanding loan of $74,000 into 9,759,025 shares of common stock. (See Note 13)

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

17 – Non Vested Shares

     A summary of the status of the Company's non-vested shares as of December 31, 2010 and 2009, and changes during the years ended December 31, 2010 and 2009 is presented below:

Weighted-
Average Grant-
	Number of	Date Fair Value
	Shares	USD per share
Non vested Shares at January 1, 2009	-	$-
Granted	7,778,720.10
Vested	-	-
Forfeited	-	-
Non vested Shares at December 31, 2009	7,778,720	$.10
Granted	-	-
Vested	(7,778,720)	(.10)
Forfeited	-	-
Non vested Shares at December 31, 2010	-	$-

     In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 ($65,100). The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards became fully vested on May 31, 2010. The Company records compensation expense ratably over the vesting period. During 2010 and 2009 the Company recorded $93,980 and $238,937 of compensation expense, respectively, related to these awards.

Note 18 – Stock Based Compensation

     During 2010 and 2009 the company issued 1,250,000 and 3,000,000 shares of common stock respectively to eight consultants for services rendered during the periods from 2009 through 2012. The total market value of the shares, on the date of signing the agreements, was $636,540. In the accompanying consolidated statements of operations for the year ended 2010 and 2009 the company expensed $222,523and $280,313 respectively as selling, general and administrative expenses. The Company will record compensation expense ratably over the remaining period.

     As of December 31, 2010, there was $133,704 of total unrecognized compensation costs related to the issuance. The remaining cost is expected to be recognized ratably over a period of 5 quarters.

Note 19 - Related Party Transactions

Fee to former Chairman now Secretary of the Board Bent Helvang

     The provision recorded for the year ended December 31, 2009 of DKK 867,744 ($167,192) in favor of BH Media ApS (a company 100% owned by Bent Helvang), has been reversed during the year ended December 31, 2010 as the Company does not have any obligation towards Mr. Helvang or his company. The provision was reversed as a component of selling, general and administrative expenses. At December 31, 2010, and December 31, 2009 the total accruals was DKK - ($-) and DKK 867,744 ($167,192) respectively, which has been classified in advances from related parties.

Fee to Director Anders Hageskov

     Lugano Communication and Entertainment (a company in which Anders Hageskov was employed up until October 31, 2009) invoiced the Company $196,875 during the year ended December 31, 2009, for services rendered by Anders Hageskov to the Company’s deconsolidated Danish subsidiaries. The fee included reimbursement of costs incurred by Lugano Communication and Entertainment for operating an office in Lugano, Switzerland and was recorded as a component of selling, general, and administrative expenses.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Klaus Aamann – Member of the Board

     During the year ended December 31, 2010 Mr. Aamann provided the Company a cash loan of DKK 139,220 ($24,800). Further Mr. Aamann was entitled to a reimbursement of expenses of DKK 70,372 ($12,513) during the year ended December 31, 2010. The expense’s was classified as a component of selling, general and administrative expenses. At December 31, 2010 Mr. Aamann has a receivable of DKK 65,000 ($11,580) which has been classified in advances from related parties.

Lars Thomassen – Chairman of the Board

     During the year ended December 31, 2010 Lars Thomassen made payments of DKK 134,720 ($23,954) to creditors on behalf of the Company. Further Mr. Thomassen is entitled to have his travel and related expenses reimbursed. Such expenses amounted to DKK 100,000 ($17,781) during the year ended December 31, 2010 and was classified as a component of selling, general and administrative expenses. At December 31, 2010 Mr. Thomassen has a receivable of DKK 234,720 ($41,815) which has been classified in advances from related parties.

Carl Johan Grandinson – CEO of Albrego Spain

     During the fourth quarter of 2010 Mr. Grandinson did not receive his full salary as he agreed to postpone the payment of EURO 20,775 ($27,589) which was classified as a component of selling, general and administrative expenses. Thus, Mr. Grandinson has a receivable of EURO 20,775 ($27,589) at December 31, 2010.

Niclas Fröberg – CEO of Tre Kronor

     According to the Share Purchase Agreement with the former shareholders of Tre Kronor, the Company is committed to pay an aggregate amount of SEK 3,000,000 ($387,000) to Mr. Fröberg against redemption of a portion of his shares. The Company has agreed to extend the redemption of the share portion to December 31, 2011. During the year ended December 31, 2010 the Company advanced a payment of $387,000 to Mr. Fröberg. Such advance has been classified as a component of the Company’s Stockholders Equity as Notes Receivable From Affiliate.

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

Acquisition of Anaconda – re convey

     On June 15, 2010 and on August 25, 2010, we entered into agreements with Jesper Svane, a 10% shareholder of the Company, and Svaneco Ltd., a private company controlled by Mr. Svane and Rene Lauritsen, a 10% shareholder of the Company, in respect of the ownership of Anaconda.tv GmbH, whereby UCP agreed to re-convey to Mr. Svane and Mr. Lauritsen a total of 51% interest in Anaconda that was acquired by us the Company on March 31, 2010. As consideration for the re-conveyance, Mr. Svane and Mr. Lauritsen agreed to surrender 14,000,000 shares of the common stock of the Company issued to them originally in connection with the Company’s acquisition of an interest in Anaconda.

United Communications Partners Inc. (formerly known as Bark Group Inc.) and Subsidiaries
Notes to the Consolidated Financial Statements

Note 20 - Subsequent Events

     Effective January 1, 2011, TKM acquired a 30% non-controlling interest in InSight AS for a cash consideration of Swedish Kronor (SEK) 4,756,550 ($701,000).

     On January 2, 2011, TKM signed a Letter of Intent pursuant to which TKM will acquire all issued and outstanding shares of the Swedish advertising agency Atna World AB (Atna). Atna is a Swedish advertising agency with seven employees and a portfolio of clients. Since the beginning of 2010 Atna conducted its business from the premises of TKM. During 2010, TKM and Atna cooperated successfully in new business activities and in the execution of advertising projects for TKM clients. With an expected closing effective during April 2011 TKM will acquire all issued and outstanding shares of Atna and merge the activities of Atna into TKM. As consideration for the shares the Company will issue an aggregate of 10,000,000 shares of common stock, subject to a three year lock up period from the day of issuance. The aggregated number of shares is based on a total Profit Before Tax (PBT) of minimum SEK 2,300,000 ($319,000) in 2011 and 2012 from the acquired activities.

     On January 3, 2011, the Company converted a private investor loan with a total balance of $9,556 including interest into 1,877,551 shares of common stock.

     On January 4, 2011, the Company issued 258,000 shares of common stock to a consultant as consideration for services to be provided in 2011.

     Pursuant to an investment agreement entered into on April 26, 2010, made in conjunction with the investor’s cash investment of $89,500 the Company issued 3,322,260 shares of common stock on January 12, 2011.

     In the period from January 18 – March 7, 2011, the Company converted a private investor loan with a total balance of $40,022 including interest into 10,680,436 shares of common stock.

     On March 7, 2011 the Company issued 9,337,000 shares of common stock against cash proceeds of $79,365.

     On March 17, 2011, the Company converted $15,000 of a private investor loan into 3,480,372 shares of common stock.

Financial Statement Schedules

Financial statement schedules have been omitted since the required information is not present, or not present in amounts sufficient to require filing of the schedule, or because information required is included in the consolidated financial statements or the notes thereto.

Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation(1)
3.3	By-Laws(1)
3.4	Certificate of Change filed with Secretary of State of Nevada (4)
3.5	Articles of Merger and Plan of Merger (10)
10.1	Share Purchase Agreement between Bark Corporation A/S and Bark Holding Ltd. with respect to the acquisition of interest in Anaconda.tv GmbH (11)
10.2	Share Purchase Agreement dated April 9, 2010 between Bark Group Inc., Niclas Froberg, Carl Johan Grandinson, Jacob De Geer, Filip Scheja, Malin Johansson, Linda Kokovic and Anna Helena Sverkersdotter Westin.(5)
10.3	Agreement dated May 6, 2010 between Bark Group Inc., Sapiens Alliance Ltd, Rene Lauritsen, Svaneco Ltd. And Jesper Svane (6)
10.4	Purchase and Sale Agreement dated June 15, 2010 between Bark Group Inc., Bark Corporation A/S, Jesper Svane and Svaneco Ltd.(7)
10.5	Amendment to Share Purchase Agreement between Bark Group Inc. and shareholders of Tre Kronor Media AB made April 9, 2010 (8)
10.6	Agreement dated August 25, 2010 between Bark Group Inc., Bark Corporation A/S, Rene Lauritsen and Sapiens Alliance Ltd.(9)
10.7	Acquisition Agreement dated June 2, 2010 between Tre Kronor Media AB and InSight AS (11)
14.1	Code of Ethics (3)
16.1	Letter of Deloitte Statsautoriseret Revisionsaktieselskab dated March 20, 2009 (2)
21.1	List of Subsidiaries ~ Organization Chart(11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 20021(11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Filed as an exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 14, 2008.

(2)	Filed as an exhibit to our Amendment No. 1 Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 24, 2009.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 15, 2009.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed on August 18, 2009.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed on April 15, 2010.

(6)	Filed as an exhibit to our Amendment No. 1 Current Report on Form 8-K/A filed on May 12, 2010.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on June 16, 2010.

(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 23, 2010.

(9)	Filed as an exhibit to our Amendment No. 2 Current Report on Form 8-K/A filed on August 31, 2010.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed on March 31, 2011.

(11)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNICATION PARTNERS INC.

By:	/s/ Lars Thomassen

Lars Thomassen
Chairman of the Board of Directors
Date: Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Niclas Fröberg

Niclas Fröberg
(Principal Executive Officer)
President and Chief Executive Officer
Date: April 14, 2011

By:	/s/ Ulrik Gerdes

Ulrik Gerdes
(Principal Financial Officer and Principal Accounting Officer)
Chief Financial Officer
Date: April 14, 2011

By:	/s/ Bent Helvang

Bent Helvang
Director
Date: April 14, 2011

By:	/s/ Klaus Aamann

Klaus Aamann
Director
Date: April 14, 2011