Form 10-Q
period 2011-03-31
UNITED COMMUNICATIONS PARTNERS INC
filed 2011-05-13
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________.

Commission file number 000-53530

UNITED COMMUNICATIONS PARTNERS INC.
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
Yes [     ]   No[ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2011, there were 470,710,098 shares of the issuer’s common stock outstanding.

UNITED COMMUNICATIONS PARTNERS INC

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	March 31,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$208	$395
Accounts receivable, net	5,987	3,230
Costs and estimated earnings in excess of billings on projects in progress	1,067	740
Administrative deposit held by related party	21	-
Prepaid expenses and other current assets	310	197

Total current assets	7,593	4,562

Equipment, net	166	138
Goodwill	3,710	3,710
Equity method investment	767	701
Other intangible assets, net	686	728
Deferred financing costs, net	-	1
Total assets	$12,922	$9,840

The accompanying notes are an integral part of these condensed consolidated financial statements

1

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	March 31,	December 31,
Liabilities	2011	2010
Current liabilities:
Accounts payable	$8,383	$5,614
Accrued liabilities	1,085	437
Billings in excess of costs and estimated earnings on projects in progress	265	179
Note payables	555	686
Derivative liabilities	-	185
Liability to redeemed stockholder	387	387
Advances from related parties	49	81

Total current liabilities	10,724	7,569

Contingent consideration – Tre Kronor	28	30

Total liabilities	10,752	7,599

Commitments and contingencies

Stockholders’ Equity
Stockholders' equity:
Preferred stock $0.001 per share par value; 100,000,000 authorized; 0 issued and outstanding.	-	-
Common stock $0.001 per share par value; 2,000,000,000 shares authorized, 475,105,931issued and 468,105,931 shares outstanding at March 31, 2011 and 453,150,312 shares issued, and 439,150,312 shares outstanding at December 31, 2010	475	453
Additional paid-in capital	9,812	9,470
Accumulated deficit	(7,492)	(7,097)
Treasury stock, at cost, 7,000,000 shares at March 31, 2011 and 14,000,000 shares as December 31, 2010	(7)	(14)
Accumulated other comprehensive income (loss)	(231)	(184)
Notes receivable from affiliate	(387)	(387)

Total stockholder’s equity	2,170	2,241

Totals liabilities and stockholders` equity	$12,922	$9,840

The accompanying notes are an integral part of these condensed consolidated financial statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

		For the three months ended March 31,
		2011		2010
Net revenues		$3,817		$-
Cost of revenues		(3,037)		-

Gross Profit		780		-

Selling, general and administrative expenses		(1,158)		(58)
Depreciation and amortization		(55)		-

Loss from continued operations		(433)		(58)

Other income (expense), net:

Income from equity investment in InSight AS		12		-
Gain from change in fair value of derivative liabilities		96		-
Gain from change in fair value of contingent consideration		2		-
Interest expense		(71)		(36)

Total other income (expense), net		39		(36)

Net loss from continued operations		(394)		(94)

Discontinued operations:
Loss from discontinued operations		-		(208)

Net loss		$(394)		$(302)

Loss per share – Basic and diluted:
Continuing operations	$	(-)	$	(-)
Discontinued operations		(-)		(-)
Net loss	$	(-)	$	(-)
Weighted-average shares outstanding: Basic and diluted		450,119,736		351,494,775

The accompanying notes are an integral part of these condensed consolidated financial statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of USD)

	3 Months Ended	3 Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(394)	$(302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	-
Amortization of intangible assets	41	-
Amortization of debt discount	12	-
Amortization of deferred financing costs	1	-
Gain from change in fair value of derivative liabilities	(96)	-
Gain on change in fair value of contingent consideration	(2)
Stock based compensation	59	82
Income from equity investment	(12)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,501)	-
Cost and estimated earnings in excess of billings on projects	(327)	-
Administrative deposit held by related party	(21)	-
Prepaid expenses and other current assets	(96)	-
Accounts payable	2,325	-
Accrued liabilities	617	(246)

Billings in excess of costs and estimated earnings	72	-
Operating activities from discontinued operations	-	(193)
Net cash used in operating activities	(308)	(659)
Cash flows from investing activities:
Purchase of equipment	(31)	-
Investing activities in discontinued operations	-	(14)
Net cash used in investing activities	(31)	(14)
Cash flows from financing activities:
Proceeds from debt, net of financing costs	-	783
Net repayments from borrowings from related party	(32)	22
Proceeds from issuance of common stock, net of issuance costs	79	48
Financing activities from discontinued operations	-	(113)
Net cash provided by financing activities	47	740
Effect of exchange rates on cash from continued operations	105	-
Effect of exchange rates on cash from discontinued operations	-	(67)
Net increase (decrease) in cash	(187)	-
Cash at beginning of period	395	-
Cash at end of period	$208	$-

Supplemental information:
Cash paid for interest	$9	$84
Non-cash investing and financing activities:
Note payable converted into common shares	$66	$62
Extinguishment of debt from related parties	$-	$223
Issuance of common stock to acquire a 51% interest in Anaconda.tv GmbH	$-	$2,083
Adjustment of Non-Controlling interest to redemption value	$-	$56

The accompanying notes are an integral part of these condensed consolidated financial statements

UNITED COMMUNICATIONS PARTNERS INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Nature of Business

     United Communications Partners Inc. (formerly known as Bark Group Inc), (“UCP” or the “Company”), is a holding company that currently conducts its operations through its wholly owned subsidiary Tre Kronor Media AB, (“TKM” or “Tre Kronor”) which was acquired on May 4, 2010 and Abrego Spain SL, which was established in November 2010.

Ceased Danish operations
     Up until September 8, 2010, UCP owned Bark Corporation A/S (Bark Corporation). Bark Corporation was a Danish holding company that conducted its operations through its wholly owned subsidiaries Bark Advertising A/S ("Bark Advertising"), and Bark Property ApS. As discussed below, Bark Corporation and its wholly-owned subsidiaries were deconsolidated effective September 8, 2010 and thereinafter presented as discontinued operations.

     During July and August 2010, the Danish subsidiaries of the Company continued to experience losses from operations due to decreased advertising spending by clients combined with local management’s inability to generate sufficient new business activities. Moreover, management determined that the fixed costs and the expected revenues in the second half of 2010 would lead to continued substantial losses in 2010 and the first half of 2011. The continued decline in revenues and rising losses would increase the Company’s net working capital deficiency and increase demands for the Company’s cash resources to service its debt in the Danish operations. On August 31, 2010, the Danish companies were not in possession of sufficient cash to continue its operations. Thus, the Company’s management decided to cease its Danish operations. On September 8, 2010, management in the Danish companies filed for closing of all operations in Denmark, with the Danish court in Copenhagen. As a consequence of filing of bankruptcy and control of the Danish subsidiaries being accepted by the court effective September 8, 2010, the Company has deconsolidated the Danish subsidiaries. The operations of the Company’s Danish subsidiaries through March 31, 2010, have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements.

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

Business
     United Communications Partners and its subsidiaries (collectively, the "Company") offer its customers a network of advertising and media services. The Company’s strategy is to acquire mid-size / place equity investments in well established businesses throughout Europe in order to form a European network of advertising and media agencies.

Going Concern
     The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

     During the three months ended March 31, 2011 and 2010 the Company incurred net losses of $394,000 and $302,000 respectively. The Company continues to operate with a working capital deficiency (approximately $3,131,000 at March 31, 2011) and has limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital at March 31, 2011 includes convertible notes of approximately $942,000. The Company also used cash from its operations of $308,000 during the three month ended March 31, 2011.

     The Company's current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $317,000. The Company plans to use its operating line of credit to finance a portion of its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

     Based on the Company’s current forecast it anticipates that cash flow from operations will be sufficient to cover i) its current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at March 31, 2011. The Company estimates that it will require approximately $1,510,000 over the next twelve months in order to sustain its current obligations and to fully satisfy its working capital deficiency.

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

     These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. These unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of March 31, 2011, and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the operating results for the full fiscal year or any future period.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Use of Estimates
     The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported period. The Company evaluates all of its estimates on an ongoing basis.

     Significant estimates and assumptions include the valuation of acquired assets including goodwill, the useful lives of assets, revenue recognition, income tax valuation, stock valuation, debt discounts on notes payable, other intangible assets and bad debts. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ in the near term from these estimates, and such differences could be material.

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

Foreign Currency
     The Company has determined Swedish Kronor as the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income (loss). During the three months ended March 31, 2011 and 2010 transaction gains and losses were not material.

     During the three months ended March 31, 2011 and 2010 the related translation adjustment which was included in other comprehensive income (loss) was as follows:

	2011	2010
Net (loss) available to common stockholders	USD (394,000)	USD (302,000)
Translation adjustment	USD (47,000)	USD 23,000
Comprehensive loss	USD (441,000)	USD (279,000)

Loss per Share
     Basic net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. UCP had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share, as their effect would have been anti-dilutive. Such outstanding securities consist of 7,778,720 non-vested shares issued to two executives. The shares were fully vested on May 31, 2010. In addition, potential shares of common stock aggregating 21,738,117 are issuable upon conversion of debts for the three months ended March 31, 2011.

Impairment of Long-Lived Assets
     The Company annually, or whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable, assesses the carrying value of long-lived assets in accordance with Financial Accounting Standards Board (“FASB”) issued ASC 360-10. The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

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

     Goodwill is accounted for under FASB ASC 350, the goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in March. The Company’s reporting unit is tested individually for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. There was no impairment of goodwill during the three months ended March 31, 2011.

Equity investments
     Investments in business entities in which the Company lacks a controlling financial interest but does have the ability to exercise significant influence over operating and financial policies are accounted for using the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures. The Company’s proportionate share of net income or loss of such entity is recorded in “Profit from equity investment” included in “Other income (expense), net” in the condensed consolidated statements of operations.

Reclassification
     Certain accounts in the prior year condensed consolidated financial statements have been reclassified for comparative purpose to confirm to the presentation in the current year condensed consolidated financial statements. These reclassification have no effect on the previously reported net loss.

Subsequent Events
     The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements
     There were various other updates recently issued, most of which represented technical corrections to accounting literature or application to specific industries and are not expected to have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Note 3 – Acquisition of Tre Kronor Media AB (TKM)

     On May 4, 2010, the Company completed the acquisition of all of the issued and outstanding shares of Tre Kronor, a Swedish media company in accordance with a share purchase agreement dated April 9, 2010.

     The results of operations of TKM have been included in the consolidated statements of operations since the completion of the TKM acquisition on May 4, 2010. The following table reflects (dollars in thousands) the unaudited pro forma consolidated results of operations had the TKM acquisition taken place at the beginning of 2010 periods:

Three months
ended March, 31
2010

Net revenues	$1,699
Cost of revenues	(1,406)
Operating expenses	(426)
Net loss from continuing operations	$(133)
Net loss	$(341)
Weighted average shares, basic and diluted	351,494,775
Basic and diluted net loss from continuing operations per share	$(0.00)

     On October 31, 2010, TKM advanced SEK 4,756,550 approximately ($701,000) to acquire a 30% non-controlling financial interest in the Norwegian media company InSight AS, effective January 1, 2011.

For the three months ended March 31, 2010 there were no material impact derived from InSight AS

     The following table represents a summary of the changes in the value of the equity investment in InSight AS (dollars in thousands.)

March 31,
2011

Beginning balance	$-
Acquired	701

30% of profit for the first quarter 2011	12
Currency adjustment	54
Ending balance	$767

Note 4 - Other intangible assets

     In accordance with ASC 805, Business Combinations, the Company has identified and recognized trade name and customer relationships in Tre Kronor as intangible assets. Based on a discounted cash flow model the fair value of the intangible assets was determined to be $610,000 and $220,000 respectively, both having a useful life of 5 years. For the three months ended March 31, 2011 intangible assets were amortized by $41,500. At March 31, 2011 the net carrying amount of intangible assets related to the acquisition of Tre Kronor was $686,466.

The following table set forts the future amortization of intangible assets (dollars in thousands):

2011: (April-December)	$125
2012:	$166
2013:	$166
2014:	$166
2015 (January – May):	$64

Note 5 - Concentration of credit risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

     During the three months ended March 31, 2011 customer AB and AE accounted for approximately 43% and 12% of revenue, respectively. No other customers individually represented more than 10% of revenue for any period presented.

     As of March 31, 2011 customers AF, AG and AB accounted for approximately 42%, 13% and 10% of the Company’s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

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

     The Company’s cash balances are maintained at financial institutions located in the United States of America, Sweden and Spain.

Note 6 - Derivative Liabilities

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

     In accordance with ASC 815, the fair value of the conversion options of these convertible debentures have been re-characterized as derivative liabilities. ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”) requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in fair value reported in the consolidated statement of operations.

     The fair value of the derivative liabilities, measured using the Black-Scholes option pricing model, which approximates the fair value measured using Binomial Lattice Model, is summarized below (dollars in thousands):

	March 31,	December 31,	Date of
	2011	2010	issuance

Fair Value	$-	$185	$155

     On the date of issuance the derivative liabilities associated with the debentures was $155,163. During the first quarter of 2011, the convertible debentures matured and were deemed to be converted into shares of common stock. On the date of maturities, the change in fair valuation of derivative liabilities aggregated approximately $96,000 and was recorded as a gain on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for three months ended March 31, 2011. The remaining balance of derivative liabilities of $89,000 reclassified into equity on the conversion date..

Note 7 - Fair Value Measurement

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

     The following table represents the assets and liabilities carried at fair value (dollars in thousands) measured on a recurring and non-recurring basis as of March 31, 2011:

		Fair Value Measurements at March 31, 2011
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	March 31, 2011	(Level 1)	inputs (Level 2)	inputs (Level 3)

Contingent Consideration	$28	$-	$-	$28
Goodwill	$3,710	$-	$-	$3,710

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

     The following table represents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	March 31,	December 31,
	2011	2010

Beginning balance – Derivative liabilities	$185	$-
Derivative liabilities recorded	-	155
Net unrealized loss (gain) on change in fair value of derivative liabilities	(96)	30
Reclassifed to equity	(89)	-
Ending balance – Derivative liabilities	$-	$185

	March 31,	December 31,
	2011	2010
Beginning balance – Contingent consideration	$30	$-
Recorded contingent consideration	-	365
Net unrealized gain on change in fair value of contingent consideration	(2)	(335)
Ending balance – Contingent consideration	$28	$30

     The following table represents a summary of the changes in the fair value of goodwill that is measured at fair value on a non-recurring basis (dollars in thousands.)

	March 31,	December 31,
	2011	2010

Beginning balance	$3,710	$3,289
Acquired	-	3,710

Impaired	-	(2,812)
Currency adjustment	-	(477)
Ending balance	$3,710	$3,710

     During the year ended December 31, 2010, the Company had impaired the goodwill related to the Danish subsidiaries.

Note 8 – Notes payable

Long and short-term debt

     The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010, in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010, together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010, and on September 23, 2010, the loan, which was not called on its maturity date, was partially paid in cash of $184,975 and $10,700 respectively. As at March 31, 2011, the amount outstanding including accrued interest was $22,248

     On March 10, 2010, the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. During the period October 27 – December 23, 2010, the investor converted a total of $74,000 into 9,759,025 shares of common stock. At December 31, 2010, the amount outstanding was $9,556 including interest of $3,556. On January 3, 2011, the outstanding balance was converted into 1,877,551 shares of common stock

     On March 15, 2010, the Company obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $149,603. Since the note contains a contingent conversion feature no deferred debt discount was recognized. As at March 31, 2011, the amount outstanding was $250,000

     On April 20, 2010, the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which was recorded as interest expense ratably over the loans maturity. On January 18, 2011, the Company converted $10,000 into 2,702,703 shares of common stock and on the date of maturity, the remaining balance of $31,600 including accrued interest was converted into 7,977,733 shares of common stock.

     On May 4, 2010, the Company obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which was recorded as interest expense ratably over the loans maturity. On March 17, 2011 $15,000 of the loan was converted into 3,480,372 shares of common stock. As the loan matured on February 4, 2011 the balance of the loan including accrued interest will be converted into 3,771,072 shares of common stock per request from the lender. As at March 31, 2011, the balance of the loan of $24,750 has been classified as a component of additional paid in capital in the stockholders equity. Such shares will be issued as soon as administratively feasible. Subsequent to March 31, 2011 the Company issued 2,604,167 shares of common stock per request from the lender.

     On May 27, 2010, the Company obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the

Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which was recorded as interest expense ratably over the loans maturity. As the loan matured on February 27, 2011, the balance of the loan including accrued interest will be converted into 10,321,324 shares of common stock per request from the lender. As at March 31, 2011, the balance of the loan of $53,000 has been classified as a component of additional paid in capital in the stockholders equity. Such shares will be issued as soon as administratively feasible.

     On June 25, 2010, The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) in order to fund working capital until additional capital could be raised. The loan matured on September 30, 2010, together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As at March 31, 2011, the amount outstanding including accrued interest was $246,749. Since the note contains a contingent conversion feature no deferred debt discount was recognized.

Note 9 – Line of Credit

     The Company has a floating rate line of credit facility with Nordea Bank in the amount of $317,000. As of March 31, 2011, the amount outstanding, under this line of credit facility, was $-(nil). The rate of interest payable under the line of credit facility is presently 4.25 % per annum.

Note 10 – Equity Capital

     During the three months ended March 31, 2011, the Company issued 9,337,000 share of common stock for the proceeds of cash for $79,365. The Company also issued 258,000 shares of common stock valued at $17,200 to a consultant for services rendered during the three months ended March 31, 2011.

     During the three months ended March 31, 2011, the Company issued 16,308,359 shares of common stock for the conversion of certain notes aggregating $65,800 (Note - 8).

Note 11 – Non-vested shares

     In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 ($65,100). A weighted average grant date fair value of per share. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards became fully vested on May 31, 2010. During the three months ended March 31, 2010, the Company recorded $59,180 of compensation expense, related to these awards.

Note 12 – Stock based compensation

     In the first quarter of 2011 and during the years 2010 and 2009 the company issued 258,000, 1,250,000 and 3,000,000 shares of common stock respectively to eight consultants for services rendered during the periods from 2009 through 2012. The total market value of the shares, on the date of signing the agreements, was $653,740. For the three months ended March 31, 2011 and 2010 the Company expensed $58,821 and $23,021 respectively as selling, general and administrative expenses. The Company will record compensation expense ratably over the remaining period.

     As of March 31, 2011, there was $92,084 of total unrecognized compensation costs related to the issuance. The remaining cost is expected to be recognized ratably over a period of 4 quarters.

Note 13 - Related party transactions

Fee to Secretary of the Board Bent Helvang
     During the three months ended March 31, 2011 Mr. Helvang received a fee of $22,512 which has been classified as a component of selling, general and administrative expenses. Since the Company no longer maintains a corporate entity in Denmark, Mr. Helvang is the Company’s administrative body, where he holds a bank account on behalf of the Company. The balance of the bank account at March 31, 2011 is $21,143 which has been classified as administrative deposit held by related party.

Klaus Aamann – Member of the Board

     During the year ended December 31, 2010 Mr. Aamann provided the Company a cash loan of $24,800. Further Mr. Aamann was entitled to a reimbursement of expenses of $12,513 during the year ended December 31, 2010. The expense’s was classified as a component of selling, general and administrative expenses. At March 31, 2011 and December 31, 2010 Mr. Aamann has a receivable of $6,935 and $11,580 respectively which has been classified in advances from related parties.

Lars Thomassen – Chairman of the Board
     During the year ended December 31, 2010 Lars Thomassen made payments of $24,034 to creditors on behalf of the Company. Further Mr. Thomassen is entitled to have he’s travel expenses etc. reimbursed. Such expenses amounted to $17,781 during the year ended December 31, 2010 and was classified as a component of selling, general and administrative expenses. At March 31, 2011 and December 31, 2010 Mr. Thomassen has a receivable of $41,815 which has been classified in advances from related parties.

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

Note 14 – Subsequent events

On April 15, 2011 the Company issued 2,604,167 shares of common stock related to the convertible note which matured on February 4, 2011 (See Note 8 above).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2011 and 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Abrego Spain SL

Albrego Spain SL was established in November 2010 as a wholly-owned Spanish incorporated subsidiary of the Company. Albrego Spain was established in order to enable us to expand our operations in Southern Europe. We are presently in the process of identifying acquisitions with the objective of enabling a projected growth in revenue and profit in the region during the 2011, although there is no assurance that we will complete such acquisitions or achieve an increase in revenue or profit during 2011. For the three months ended March 31, 2011 no revenues derived from Abrego Spain SL.

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

Atna World AB

During the first quarter of 2011, TKM entered into a non-definitive letter of intent to acquire all issued and outstanding shares in the Swedish advertising company Atna World AB (“Atna”). It is anticipated that the Company would complete this acquisition through the issuance of new shares to the principals of Atna and that Atna would be merged with TKM following completion of the acquisition.

Atna is a Swedish advertising agency with seven employees and a portfolio of clients. Since the beginning of 2010, Atna conducted its business from the premises of TKM. During 2010, TKM and Atna has cooperated successfully in new business activities and in the execution of advertising projects for TKM clients. The Company is presently negotiating a definitive agreement for the completion of the acquisition. Closing is anticipated to be effective during May 2011 provided that a definitive agreement can be concluded.

Results of Operations

Results of operations reflect inclusion of TKM from May 4, 2010 to March 31, 2011 and inclusion of Abrego Spain from November 1, 2010 to March 31, 2011.

Revenues

We derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

  fees for advertising services,

  commissions on media placements,

  incentive/performance based revenue, or

  a combination of all of the above

During the three months ended March 31, 2010 all our revenues were attributable to TKM.

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

Our cost of revenues for the three months ended March 31, 2011, was all attributable to TKM.

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

Our selling, general and administrative expenses totaled $1,158,000 for the three months ended March 31, 2011 as compared to $58,000 for the three months ended March 31, 2010, representing an increase of $1,100,000. The increase is comprised by audit expenses of approximately $125,000 and approximately $975,000 expenses related to TKM and Abrego.

Depreciation and Amortization

Depreciation includes depreciation on equipment and amortization of customer relationships.

Depreciation and amortization was $55,000 in the three months ended March 31, 2011 and was principally attributable to amortization of customer relationships, with the balance associated with depreciation of equipment.

Profit from equity investment

Effective January 1, 2011 TKM acquired a 30% interest in InSight AS. According to InSight AS’s unaudited financial statements for the three month ended March 31, 2011 InSight AS reported a total profit of $40,000 of which $12,000 was allocated to us.

Gain on Derivatives

During the three months ended March 31, 2011, we recognized a gain of approximately $96,000 from derivative liabilities being the difference in fair value between December 31, 2010 and the date of maturities of the notes..

Gain from Fair Value of Contingent Consideration

In conjunction with the acquisition of TKM, we calculated a contingent consideration to former shareholders of TKM on a basis of a total consideration of 4,000,000 of the Company’s shares of common stock at the fair value of the market closing price per date of acquisition. As the calculated consideration is based on TKM’s projected EBT (Earnings Before Tax) in fiscal 2011 and 2012 the fair value per date of acquisition was discounted back to a present value of $365,000 which the Company recorded as a long term liability. During the three months ended March 31, 2011, we recognized a gain of $2,000 from the contingent consideration, being the difference in fair value between date of acquisition and date of reporting.

Interest Expense

Interest expense includes interest that we pay on our credit facilities in Nordea and loans from private investors. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expense increased to $71,000 for the three months ended March 31, 2011, compared to $36,000 for the three months ended March 31, 2010. The increase is attributable to foreign currency translation adjustments.

Net Loss

We recorded a net loss of $394,000 for the three months ended March 31, 2011 as compared to a net loss of $302,000 for the three months ended March 31, 2010, representing an increase in our loss of $92,000. During the three months ended March 31, 2011 we expensed audit fee of approximately $125,000 related to fiscal 2010 whereas the audit fee’s related to fiscal 2009 was expensed in the second quarter of 2010. During the three months ended March 31, 2011, TKM contributed with a profit of approximately $26,000 including 30% of the profit derived from InSight AS during the first quarter of 2011.

Liquidity and Capital Resources

Cash and Working Capital

As at March 31, 2011 and December 31, 2010, we had cash of $208,000 and $395,000 respectively. Our working capital deficit increased from $3,007,000 at December 31, 2010 to $3,131,000 at March 31, 2011, an increase of $124,000. The increase to our working capital deficit is mainly due to increased cost and estimated earnings in excess of billings on projects.

Cash Requirements and future financing

Our current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $317,000. We plan to use our operating line of credit to finance a portion of our operations over the next twelve months. However, we will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

Based on our current forecast we anticipate that cash flow from operations will be sufficient to cover i) our current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at March 31, 2011. We estimate that we will require approximately $1,510,000 over the next twelve months in order to sustain our current obligations and to fully satisfy its working capital deficiency. There is no assurance however, that cash flow from operations will achieve forecasted levels and accordingly additional capital required over the next twelve months in order to sustain our current obligations and to fully statisfy our working capital deficiency may be greater than the amounts anticipated.

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

Bank Indebtedness

We have a floating rate line credit facility in Nordea Bank in the amount of $317,000. As at March 31, 2011, the amount outstanding under this line of credit facility, was $-(nil). The rate of interest payable under the line of credit facility is presently 4.25% per annum.

Loans from Private Investors

We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010, in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010, together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010, and on September 23, 2010, the loan, which was not called on its maturity date, was partially paid in cash of $184,975 and $10,700 respectively. As at March 31, 2011, the amount outstanding including accrued interest was $22,248

On March 10, 2010, we obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. During the period October 27 –December 23, 2010, the investor converted a total of $74,000 into 9,759,025 shares of common stock. At December 31, 2010, the amount outstanding was $9,556 including interest of $3,556. On January 3, 2011, the outstanding balance was converted into 1,877,551 shares of common stock

     On March 15, 2010, we obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $149,603. Since the note contains a contingent conversion feature no deferred debt discount was recognized. As at March 31, 2011, the amount outstanding was $250,000.

On April 20, 2010, we obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which was recorded as interest expense ratably over the loans maturity. On January 18, 2011, the Company converted $10,000 into 2,702,703 shares of common stock and on the date of maturity, the remaining balance of $31,600 including accrued interest was converted into 7,977,733 shares of common stock.

On May 4, 2010, we obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which was recorded as interest expense ratably over the loans maturity. On March 17, 2011 $15,000 of the loan was converted into 3,480,372 shares of common stock. As the loan matured on February 4, 2011 the balance of the loan including accrued interest will be converted into 3,771,072 shares of common stock per request from the lender. As at March 31, 2011, the balance of the loan of $24,750 has been classified as a component of additional paid in capital in the stockholders equity. Such shares will be issued as soon as administratively feasible. Subsequent to March 31, 2011 we issued 2,604,167 shares of common stock per request from the lender.

On May 27, 2010, we obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which was recorded as interest expense ratably over the loans maturity. As the loan matured on February 27, 2011 the balance of the loan including accrued interest will be converted into 10,321,324 shares of common stock per request from the lender. As at March 31, 2011, the balance of the loan of $53,000 has been classified as a component of additional paid in capital in the stockholders equity. Such shares will be issued as soon as administratively feasible.

On June 25, 2010, we obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) in order to fund working capital until additional capital could be raised. The loan matured on September 30, 2010, together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As at March 31, 2011, the amount outstanding including accrued interest was $246,749. Since the note contains a contingent conversion feature no deferred debt discount was recognized.

Going Concern

During the three months ended March 31, 2011 and 2010 we incurred net losses of $394,000 and $302,000 respectively. We continue to operate with a working capital deficiency (approximately $3,131,000 at March 31, 2011) and have limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital at March 31, 2011 includes convertible notes of approximately $942,000. We also used cash from our operations of $308,000 during the three month ended March 31, 2011.

Our current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $317,000. We plan to use our operating line of credit to finance a portion of our operations over the next twelve months. However, we will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

Based on the our current forecast we anticipates that cash flow from operations will be sufficient to cover i) our current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at March 31, 2011. We estimate that we will require approximately $1,510,000 over the next twelve months in order to sustain our current obligations and to fully satisfy its working capital deficiency. There is no assurance however, that cash flow from operations will achieve forecasted levels and accordingly additional capital required over the next twelve months in order to sustain our current obligations and to fully statisfy our working capital deficiency may be greater than the amounts anticipated.

Our acquisition strategy is based primarily on share-for-share agreements with limited cash requirements which mean that the need for additional financing in order to expand the business is limited on a short term basis. However, we may require additional financing in order to fund any business acquired, even if acquired on a share for share basis, and there is no assurance that we will be able to obtain such financing.

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

As a result of the above, we believe that a substantial doubt about our ability to continue as a going concern remained as at March 31, 2011, as reflected in the notes to our condensed consolidated unaudited financial statements for the three months ended March 31, 2011. Our condensed consolidated unaudited financial statements for the three months ended March 31, 2011 do not include any adjustment that might result from the outcome of this uncertainty.

Cash Used In Operating Activities

We used cash of $308,000 in the three months ended March 31, 2011, compared to use of cash of $659,000 in the three months ended March 31, 2010. The decrease in cash used in operating activities primarily reflects increased VAT liabilities from customer invoicing.

Cash From/Used in Investing Activities

In the three months ended March 31, 2011, and 2010 we used cash of $31,000 and $14,000 respectively by purchasing equipment.

Cash from Financing Activities

In the three months ended March 31, 2011 we generated cash of $47,000 which represented proceeds from issuance of shares of $79,000 offset by repayment of debts to related parties.

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

Goodwill is accounted for under FASB ASC 350 Under the provisions of this statement, our goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We elected to conduct our annual impairment test in March. Since inception, we have operated in one reporting unit. This unit is tested for impairment by comparing the implied fair value of the reporting unit with the carrying value of that unit. Implied fair value is determined based on a valuation study performed by us using the discounted cash flow method and the estimated market values of the reporting units. No impairment of goodwill was recognized during the three months ended March 31, 2011.

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

In conjunction with our 2010 audit, we performed our annual impairment test during March 2011. During the three month ended March 31, 2011 no events or changes in circumstances indicates that the carrying value of our goodwill is impaired.

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

Item 4 . Controls and Procedures.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2011 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company has no legal proceedings

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Three Months Ended March 31, 2011

  Consulting Agreements: We issued 258,000 shares of our common stock to a consultant pursuant to a separate consultant agreements in consideration for services. We completed the share issuance pursuant to Section 4(2) and/ or Rule 506 of Regulation D of the Securities Act on the basis that the consultant is an “accredited investor”, as defined in Rule 501(a) of the Securities Act. The investor represented he’s intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificates issued to the consultant confirming that the shares cannot be resold or transferred other than pursuant registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to the consultant.

  Debt conversion: We issued 16,038,359 shares of our common stock to the holder of convertible debts issued by us on March 10, 2010, April 20, 2010 and May 4, 2010. The shares were issued in reliance of the exemption from the registration requirements under the Securities Act provided by Section 3(a)(9) of the Securities Act.

  Regulation S Share Subscriptions: We have completed the following sales of common stock in private placement transactions:
Date of Completion of Sale	Number of Shares Sold	Number of Investors	Aggregate Consideration Paid by Investors	Aggregate Commission Paid by Company
January 12, 2011	3,322,260	1	$-1)	-
March 7, 2011	9,337,000	1	$79,365	-

(1)	Issued pursuant to investment agreement made in conjunction with the investors cash investment of $89,500 on April 26, 2010

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

UNITED COMMUNICATIONS PARTNERS INC.

Date: May 13, 2011	By:	/s/ Niclas Fröberg

Niclas Fröberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer