Form 10-Q
period 2011-06-30
UNITED COMMUNICATIONS PARTNERS INC
filed 2011-08-15
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________.

Commission file number 000-53530

UNITED COMMUNICATIONS PARTNERS INC.
(Exact name of registrant as specified in its charter)

Nevada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Sveavägen 17, Box 3061, SE-103 61	SE-103 61
Stockholm, Sweden	(Zip Code)
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
Yes [    ]  No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2011, there were 474,419,775 shares of the issuer’s common stock outstanding.

UNITED COMMUNICATIONS PARTNERS INC

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	June 30,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$426	$395
Accounts receivable, net	4,005	3,230
Costs and estimated earnings in excess of billings on projects in progress	1,058	740
Prepaid expenses and other current assets	325	197

Total current assets	5,814	4,562

Equipment, net	168	138
Goodwill	3,710	3,710
Equity method investment	813	701
Other intangible assets, net	645	728
Deferred financing costs, net	2	1
Total assets	$11,152	$9,840

The accompanying notes are an integral part of these condensed consolidated financial statements

1

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	June 30,	December 31,
Liabilities	2011	2010
Current liabilities:
Accounts payable	$7,824	$5,614
Accrued liabilities	369	437
Billings in excess of costs and estimated earnings on projects in progress	126	179
Note payables	564	686
Derivative liabilities	64	185
Liability to redeemed stockholder	387	387
Advances from related parties	68	81

Total current liabilities	9,402	7,569

Contingent consideration – Tre Kronor	17	30

Total liabilities	9,419	7,599

Commitments and contingencies

Stockholders’ Equity
Stockholders' equity:
Preferred stock $0.001 per share par value; 100,000,000 authorized; 0 issued and outstanding.	-	-
Common stock $0.001 per share par value; 2,000,000,000 shares authorized, 481,419,775 issued and 474,419,775 shares outstanding at June 30, 2011 and 453,150,312 shares issued, and 439,150,312 shares outstanding at December 31, 2010	481	453
Additional paid-in capital	9,828	9,470
Accumulated deficit	(7,943)	(7,097)
Treasury stock, at cost, 7,000,000 shares at June 30,
2011 and 14,000,000 shares as December 31, 2010	(7)	(14)
Accumulated other comprehensive loss	(239)	(184)
Notes receivable from affiliate	(387)	(387)

Total stockholder’s equity	1,733	2,241

Totals liabilities and stockholders` equity	$11,152	$9,840

The accompanying notes are an integral part of these condensed consolidated financial statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

		For the three months ended				For the six months ended
		June 30,				June 30
		2011		2010		2011		2010
Net revenues		$4,031		$939		$7,848		$939
Cost of revenues		(3,419)		(713)		(6,456)		(713)

Gross Profit		612		226		1,392		226

Selling, general and administrative expenses		(1,009)		(723)		(2,167)		(781)
Depreciation and amortization		(57)		(35)		(112)		(35)

Loss from continued operations		(454)		(532)		(887)		(590)

Other income (expense), net:

Income from equity investment in InSight AS		47		-		59		-
Gain (loss) from change in fair value of derivative liabilities		(1)		13		95		13
Gain from change in fair value of contingent consideration		11		-		13		-
Interest expense		(54)		(47)		(125)		(83)

Total other income (expense), net		3		(34)		42		(70)

Net loss from continued operations		(451)		(566)		(845)		(660)

Discontinued operations:
Loss from discontinued operations		-		(1,689)		-		(1,897)

Net loss		$(451)		$(2,255)		$(845)		$(2,557)

Loss per share – Basic and diluted:
Continuing operations	$	(-)	$	(-)	$	(-)	$	(-)
Discontinued operations		(-)		(-)		(-)		(-)
Net loss	$	(-)	$	(-)	$	(-)	$	(-)
Weighted-average shares outstanding: Basic and diluted		471,165,536		394,436,364		462,150,821		374,734,184

The accompanying notes are an integral part of these condensed consolidated financial statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of USD)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(845)	$(2,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	9
Amortization of intangible assets	83	26
Amortization of debt discount	43	45
Amortization of deferred financing costs	1	3
Gain from change in fair value of derivative liabilities	(95)	(13)
Gain on change in fair value of contingent consideration	(13)	-
Stock based compensation	82	215
Income from equity investment	(59)	-
Changes in operating assets and liabilities:
Accounts receivable	(522)	(98)
Cost and estimated earnings in excess of billings on projects	(318)	(27)
Prepaid expenses and other current assets	(106)	(358)
Accounts payable	1,771	145
Accrued liabilities	(99)	(724)
Billings in excess of costs and estimated earnings	(67)	140
Operating activities from discontinued operations	-	1,585
Net cash used in operating activities	(115)	(1,609)
Cash flows from investing activities:
Purchase of equipment	(48)	-
Acquired from Tre Kronor Media	-	962
Investing activities in discontinued operations	-	(5)
Net cash used in investing activities	(48)	957
Cash flows from financing activities:
Proceeds from debt, net of financing costs	38	848
Net repayments from borrowings from related party	(13)	86
Payment to former shareholder of Tre Kronor Media	-	(95)
Proceeds from issuance of common stock	79	206
Financing activities from discontinued operations	-	(110)
Net cash provided by financing activities	104	935
Effect of exchange rates on cash from continued operations	90	(75)
Effect of exchange rates on cash from discontinued operations	-	(204)
Net increase (decrease) in cash	31	4
Cash at beginning of period	395	5
Cash at end of period	$426	$9

Supplemental information:
Cash paid for interest	$15	$106
Non-cash investing and financing activities:
Note payable converted into common shares	90	62
Extinguishment of debt from related parties	-	223
Issuance of common stock to acquire Tre Kronor Media	-	2,825
Issuance of common stock to acquire a 25.5% interest in Anaconda.tv GmbH	-	983
Adjustment of Non-Controlling interest to redemption value	-	118

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

     During July and August 2010, the Danish subsidiaries of the Company continued to experience losses from operations due to decreased advertising spending by clients combined with local management’s inability to generate sufficient new business activities. Moreover, management determined that the fixed costs and the expected revenues in the second half of 2010 would lead to continued substantial losses in 2010 and the first half of 2011. The continued decline in revenues and rising losses would increase the Company’s net working capital deficiency and increase demands for the Company’s cash resources to service its debt in the Danish operations. On August 31, 2010, the Danish companies were not in possession of sufficient cash to continue its operations. Thus, the Company’s management decided to cease its Danish operations. On September 8, 2010, management in the Danish companies filed for closing of all operations in Denmark, with the Danish court in Copenhagen. As a consequence of filing of bankruptcy and control of the Danish subsidiaries being accepted by the court effective September 8, 2010, the Company has deconsolidated the Danish subsidiaries. The operations of the Company’s Danish subsidiaries through June 30, 2010, have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements.

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

     During the six months ended June 30, 2011 and 2010 the Company incurred net losses of $845,000 and $2,557,000 respectively. The Company continues to operate with a working capital deficiency (approximately $3,588,000 at June 30, 2011) and has limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital at June 30, 2011 includes convertible notes and derivative liabilities of approximately $628,000. The Company also used cash from its operations of $115,000 during the six month ended June 30, 2011.

     The Company's current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $793,000. The Company plans to use its operating line of credit to finance a portion of its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

     Based on the Company’s current forecast it anticipates that cash flow from operations will be sufficient to cover i) its current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at June 30, 2011. The Company estimates that it will require approximately $1,948,000 over the next twelve months in order to sustain its current obligations and to fully satisfy its working capital deficiency.

     The Company’s acquisition strategy is based primarily on share-for-share agreements with limited cash requirements which mean that the need for additional financing in order to expand the business is limited on a short term basis.

     The Company also entered into an agreement with an investment bank with the objective of securing additional financing, but the Company does not have any commitment from the investment bank to complete any financing. There is no assurance that the Company will raise any additional financing from either this investment bank or any other investors or on acceptable terms. There is also a risk that cash used in operations will be greater than anticipated in the event that projected revenues are not achieved.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of June 30, 2011, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the operating results for the full fiscal year or any future period.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to the consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

Foreign Currency
     The Company has determined Swedish Kronor as the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income (loss). During the three and six months ended June 30, 2011 and 2010 transaction gains and losses were not material.

     During the three and six months ended June 30, 2011 and 2010 the related translation adjustment which was included in other comprehensive income (loss) was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss available to
common stockholders:	$(451,000)	$(2,255,000)	$(845,000)	$(2,557,000)
Translation adjustment:	$(8,000)	$(67,000)	$(55,000)	$(44,000)
Comprehensive loss	$(459,000)	$(2,322,000)	$(900,000)	$(2,601,000)

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

     For the three and six months ended June 30, 2011, 10,321,324 shares of common stock, issuable upon conversion as of June 30, 2011, were excluded from the computation of diluted net loss per common share because such shares were anti-dilutive. For the three and six months ended June 30, 2010 no shares of common stock were excluded from the computation of diluted net loss per common share. The issuance of these common shares equivalent outstanding at June 30, 2011 would dilute earnings per share if the Company becomes profitable in the future.

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

     Goodwill is accounted for under FASB ASC 350, the goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in March. The Company’s reporting unit is tested individually for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. There was no impairment of goodwill during the six months ended June 30, 2011.

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

Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011 Since this ASU will only change the format of financial statements it is expected that the adoption of this ASU will not have a material effect on a Company’s consolidated financial position and results of operations.

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

     The results of operations of TKM have been included in the consolidated statements of operations since the completion of the TKM acquisition on May 4, 2010. The following table reflects (dollars in thousands) the unaudited pro forma consolidated results of operations had the TKM acquisition taken place at the beginning of 2010 periods:

	Three months ended	Six months
	June 30, 2010	ended June 30,2010

Net revenues	$1,195	$2,894
Cost of revenues	(882)	(2,288)
Operating expenses	(945)	(1,371)
Net loss from continuing operations	$(632)	$(765)
Net loss	$(2,322)	$(2,663)
Weighted average shares, basic and diluted	394,436,364	374,734,184
Basic and diluted net loss from continuing operations per share	$(0.00)	$(0.00)

     On October 31, 2010, TKM advanced SEK 4,756,550 approximately ($701,000) to acquire a 30% non-controlling financial interest in the Norwegian media company InSight AS, effective January 1, 2011.

     The following table represents a summary of the changes in the value of the equity investment in InSight AS (dollars in thousands.)

June 30,
2011

Beginning balance	$-
Acquired	701
30% of profit for six months ended June 30, 2011	59
Currency adjustment	53
Ending balance	$813

Note 4 - Other intangible assets

     In accordance with ASC 805, Business Combinations, the Company has identified and recognized trade name and customer relationships in Tre Kronor as intangible assets. Based on a discounted cash flow model the fair value of the intangible assets was determined to be $610,000 and $220,000 respectively, both having a useful life of 5 years. For the three and six months ended June 30, 2011 intangible assets were amortized by $41,500 and $83,000 respectively. At June 30, 2011 the net carrying amount of intangible assets related to the acquisition of Tre Kronor was $644,966.

The following table set forts the future amortization of intangible assets (dollars in thousands):

2011: (July-December)	$84
2012:	$166
2013:	$166
2014:	$166
2015 (January – May):	$64

Note 5 - Concentration of credit risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

     During the six months ended June 30, 2011 customer AB, AH and AK accounted for approximately 43%, 13% and 12% of revenue, respectively. No other customers individually represented more than 10% of revenue for any period presented. During the three months ended June 30, 2011 customer AB, AK and AH accounted for approximately 43%, 22% and 17% of revenue respectively. During the three and six months ended June 30, 2010, customer AJ, AE, AK, AH and AL accounted for approximately 23%, 19%, 16%, 14% and 10% of revenue respectively.

     As of June 30, 2011 customers AF and AG accounted for approximately 58% and 26% of the Company’s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

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

     The Company’s cash balances are maintained at financial institutions located in the United States of America, Sweden and Spain. All cash balances as of June 30, 2011, were held in bank accounts outside the United States of America.

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

Convertible Debentures obtained during 2010
     The fair value of the derivative liabilities related to convertible debentures obtained during 2010, were measured using the Black-Scholes option pricing model, which approximates the fair value measured using Binomial Lattice Model, are summarized below (dollars in thousands):

	June 30,	December 31,	Date of
	2011	2010	issuance

Fair Value	$-	$185	$155

     On the date of issuance the derivative liabilities associated with the debentures were $155,163. During the first quarter of 2011, the convertible debentures matured and were converted into shares of common stock. On the date of maturities, the change in fair valuation of derivative liabilities aggregated approximately $96,000 and was recorded as a gain on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2011. The remaining balance of derivative liabilities of $89,000 was reclassified into equity on the conversion date.

Convertible Debentures obtained 2011
     The fair value of the derivative liabilities related to convertible debentures obtained in 2011 was measured using the Black-Scholes option pricing model, which approximates the fair value measured using Binomial Lattice Model, and the following assumptions (dollars in thousands):

	June 30,	Date of
	2011	issuance
$40,000 Debenture:
Discount Rate – Bond Equivalent Yield	0.11%	0.18%
Annual rate of dividends	-	-
Volatility	306%	250%
Weighted Average life (months)	7	9

Fair Value	$64	$63

     The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

     On the date of issuance the derivative liabilities associated with the debentures was $62,572. At June 30, 2011, the derivative liability associated with the debenture was revalued to $63,797. The $1,225 increase in the derivative liability during the three and six months ended June 30, 2011 is included as a loss on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2011

Note 7 - Fair Value Measurement

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

     The following table represents the assets and liabilities carried at fair value (dollars in thousands) measured on a recurring and non-recurring basis as of June 30, 2011:

		Fair Value Measurements at June 30, 2011
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	June 30, 2011	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$64	$-	$-	$64
Contingent Consideration	$17	$-	$-	$17

Goodwill	$3,710	$-	$-	$3,710

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

     The following table represents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	June 30,	December 31,
	2011	2010
Beginning balance – Derivative liabilities	$185	$-
Derivative liabilities recorded	63	155
Net unrealized loss (gain) on change in fair value of derivative liabilities	(95)	30
Reclassifed to equity	(89)	-
Ending balance – Derivative liabilities	$64	$185

	June 30,	December 31,
	2011	2010
Beginning balance – Contingent consideration	$30	$-
Recorded contingent consideration	-	365
Net unrealized gain on change in fair value of contingent consideration	(13)	(335)
Ending balance – Contingent consideration	$17	$30

     The following table represents a summary of the changes in the fair value of goodwill that is measured at fair value on a non-recurring basis (dollars in thousands.)

	June 30,	December 31,
	2011	2010

Beginning balance	$3,710	$3,289
Acquired	-	3,710
Impaired	-	(2,812)
Currency adjustment	-	(477)
Ending balance	$3,710	$3,710

     During the year ended December 31, 2010, the Company had impaired the goodwill related to the Danish subsidiaries.

Note 8 – Notes payable

Long and short-term debt

Notes payable consist of the following (dollars in thousands):

			As of
		As of	December 31,
Loan reference	Maturity Date	June 30, 2011	2010
Private investor (B)	2010	$22	$22
Private investor (C)	2010	-	9
Private investor (D)	2010	250	250
Private investor (E)	2011	-	40
Private investor (F)	2011	-	36
Private investor (G)	2011	-	46
Private investor (H)	2011	247	247
Private investor (I)	2012	8	-
Promissory notes	January 2009	37	36
Total		564	686
Less: Current portion		564	686
Long-term portion of debt		$-	$-

     Below are all significant changes to notes payables since December 31, 2010.

     On March 10, 2010, the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. During the period October 27 – December 23, 2010, the investor converted a total of $74,000 into 9,759,025 shares of common stock. At December 31, 2010, the amount outstanding was $9,200 including interest of $3,200. On January 3, 2011, the outstanding balance was converted into 1,877,551 shares of common stock. See C above

     On April 20, 2010, the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 55% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.06 resulting in a deferred debt discount of $29,702 which was recorded as interest expense ratably over the loans maturity. On January 18, 2011, the Company converted $10,000 into 2,702,703 shares of common stock and on the date of maturity, the remaining balance of $31,600 including accrued interest was converted into 7,977,733 shares of common stock. See E above.

     On May 4, 2010, the Company obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which was recorded as interest expense ratably over the loans maturity. On March 17, 2011 $15,000 of the loan was converted into 3,480,372 shares of common stock. On June 10, 2011, the remaining balance of $24,000 including accrued interest was converted into 6,313,844 shares of common stock. See F above.

     On May 27, 2010, the Company obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which was recorded as interest expense ratably over the loans maturity. As the loan matured on February

27, 2011, the balance of the loan including accrued interest will be converted into 10,321,324 shares of common stock per request from the lender. As of June 30, 2011, the balance of the loan of $53,000 has been classified as a component of additional paid in capital in the stockholders equity. Such shares will be issued as soon as administratively feasible. See G above.

     On May 6, 2011 the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.0048 resulting in a deferred debt discount of $62,572 per date of issuance. Per date of issuance the Company recorded $22,572 of the deferred debt discount as interest expense. The remaining deferred debt discount of $40,000 will be recorded as interest expenses ratably over the loans maturity. For the three and six months ended June 30, 2011 the Company expensed a total of $30,572 of the deferred debt discount. As of June 30, 2011 the amount outstanding including accrued interest, net of deferred discount was $8,480. See I above.

Note 9 – Line of Credit

     The Company has a floating rate line of credit facility with Nordea Bank in the amount of $792,519. As of June 30, 2011, the amount outstanding, under this line of credit facility, was $-(nil). The rate of interest payable under the line of credit facility is presently 6.70 % per annum.

Note 10 – Equity Capital

     During the six months ended June 30, 2011, the Company issued 9,337,000 share of common stock for the proceeds of cash for $79,365. The Company also issued 258,000 shares of common stock valued at $17,200 to a consultant for services rendered during the six months ended June 30, 2011.

     During the six months ended June 30, 2011, the Company issued 22,352,203 shares of common stock for the conversion of certain notes aggregating $89,800 (Note 8).

Note 11 – Non-vested shares

     In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 ($65,100). A weighted average grant date fair value of per share. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards became fully vested on May 31, 2010. During the three and six months ended June 20, 2010, the Company recorded $37,901and $94,753 respectively of compensation expense, related to these awards.

Note 12 – Stock based compensation

     In the first quarter of 2011 and during the years 2010 and 2009, the company issued 258,000, 1,250,000 and 3,000,000 shares of common stock respectively to eight consultants for services rendered during the periods from 2009 through 2012. The total market value of the shares, on the date of signing the agreements, was $653,740. During the six months ended June 30, 2011 and 2010, the Company expensed $81,842 and $119,842 respectively. For the three months ended June 30, 2011 and 2010, the Company expensed $23,021 and $96,821 respectively as selling, general and administrative expenses. The Company will record compensation expense ratably over the remaining service period.

     As of June 30, 2011, there was $69,063 of total unrecognized compensation costs related to the issuance. The remaining cost is expected to be recognized ratably over a period of 3 quarters.

Note 13 - Related party transactions

Fee to Secretary of the Board Bent Helvang
     During the six months ended June 30, 2011, Mr. Helvang received a fee of $43,655 which has been classified as a component of selling, general and administrative expenses. Since the Company no longer maintains a corporate entity in Denmark, Mr. Helvang is the Company’s administrative body, where he holds a bank account on behalf of the Company. The balance of the bank account at June 30, 2011 is $- (nil).

Klaus Aamann – Member of the Board
     During the year ended December 31, 2010, Mr. Aamann provided the Company a cash loan of $24,800. Further Mr. Aamann was entitled to a reimbursement of expenses of $12,513 during the year ended December 31, 2010. The expense’s was classified as a component of selling, general and administrative expenses. At June 30, 2011 and December 31, 2010, Mr. Aamann has a receivable of $6,935 and $11,580 respectively which has been classified in advances from related parties.

Lars Thomassen – Chairman of the Board
     During the year ended December 31, 2010, Lars Thomassen made payments of $24,034 to creditors on behalf of the Company. Further, Mr. Thomassen is entitled to have his travel expenses reimbursed. During the three and six months ended June 30, 2011, Mr. Thomassen’s expenses amounted to $19,187 and was classified as a component of selling, general and administrative expenses. During the three and six months ended June 30, 2010 Mr. Thomassens expenses were $- (nil). At June 30, 2011 and December 31, 2010 Mr. Thomassen has a receivable of $61,002 and $41,815 respectively which has been classified in advances from related parties.

Niclas Fröberg – CEO of Tre Kronor
     According to the Share Purchase Agreement with the former shareholders of Tre Kronor, the Company is committed to pay an aggregate amount of SEK 3,000,000 ($387,000) to Mr. Fröberg against redemption of a portion of his shares. The Company has agreed to extend the redemption of the share portion to December 31, 2011. During the year ended December 31, 2010, the Company advanced a payment of $387,000 to Mr. Fröberg. Such advance has been classified as a component of the Company’s Stockholders Equity as Notes Receivable from Affiliate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2011 and 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Abrego Spain SL

Albrego Spain SL was established in November 2010 as a wholly-owned Spanish incorporated subsidiary of the Company. Albrego Spain was established in order to enable us to expand our operations in Southern Europe. We are presently in the process of identifying acquisitions with the objective of enabling a projected growth in revenue and profit in the region during the 2011, although there is no assurance that we will complete such acquisitions or achieve an increase in revenue or profit during 2011.For the three and six months ended June 30, 2011 no significant revenues derived from Abrego Spain SL.

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

Atna is a Swedish advertising agency with seven employees and a portfolio of clients. Since the beginning of 2010, Atna conducted its business from the premises of TKM. During 2010, TKM and Atna has cooperated successfully in new business activities and in the execution of advertising projects for TKM clients. The Company is presently negotiating a definitive agreement for the completion of the acquisition. Closing is anticipated to be effective during August 2011 provided that a definitive agreement can be concluded.

Results of Operations
Our financial statements include the results of operations of TKM from May 4, 2010 to June 30, 2011 and inclusion of Abrego Spain from November 1, 2010 to June 2011. In order to provide a meaningful discussion of comparative results of operations of TKM for the three and six months ended June 30, 2011 to the three and six month periods ended June 30, 2011, we have provided pro forma financial information that reflects unaudited pro forma consolidated results of operations had the TKM acquisition take place as at January 1, 2011. Investors are cautioned that these pro forma financial results reflect the January 1, 2010 to May 3, 2010 period during which we did not own TKM and the financial results of TKM were not consolidated with our financial results. This financial information is provided only for the limited purpose of enabling investors to get a better understanding of the comparative results of TKM for the and six months ended June 30, 2011 compared to the three and six month periods ended June 30, 2011.

The basis for the analysis can be summarized as follows (dollars in thousands):

	6 months ended June 30,							3 months ended June 30,
						Variances							Variances
			2010 Pro							2010 Pro
		2010	forma						2010	forma
	2011	Actual	Adjustment	2010	$		%	2011	Actual	Adjustment	2010	$		%
Revenue	7,848	939	1,954	2,894		4,954	171%	4,031	939	256	1,195		2,836	237%
Cost of revenues	(6,456)	(713)	(1,576)	(2,288)		(4,168)	182%	(3,419)	(713)	(169)	(882)		(2,537)	288%
SG&A	(2,167)	(781)	(410)	(1,191)		(976)	82%	(1,009)	(723)	(135)	(858)		(151)	18%
Depreciations	(112)	(35)	(72)	(107)		(6)	5%	(57)	(35)	(19)	(54)		(4)	7%
Income from equity investment	59	-	-	-		59	-	47	-		-		47	-
Gain (loss) from change in fair value of derivative liabilities	95	13	-	13		82	637%	(1)	13		13		(14)	(111%	)
Gain from change in fair value of contingent consideration	13	-	-	-		13	-	11	-		-		11	-
Interest expenses	(125)	(83)	(3)	(86)		(39)	45%	(54)	(47)	1	(46)		(8)	18%
Loss from discontinued operations	-	(1,897)	-	(1,897)		1,897	-	-	(1,689)		(1,689)		1,689	-
Net loss	(845)	(2,557)	(106)	(2,662)		1,817	-	(451)	(2,255)	(66)	(2,321)		1,869	-

Revenues

We derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

  fees for advertising services,
  commissions on media placements,
  incentive/performance based revenue, or
  a combination of all of the above

During the six months ended June 30, 2011 our revenues increased with $4,954 (171%) to $7,848 as compared to $2,894 for the six months ended June 30, 2010. For the three months ended June 30, our revenues increased with 237% from $1,195 in 2010 to $4,031 in 2011.

The increased revenue’s, in both periods, arises from new customers and a successive implementation of our strategy to enhance our service offerings.

All revenues during the three and six month periods ended June 30, 2011 and 2010 were attributable to TKM.

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

During the six months ended June 30, 2011 our cost of revenues increased with $4,168 (182%) to $6,456 as compared to $2,288 for the six months ended June 30, 2010. For the three months ended June 30, our cost of revenues increased with 288% from $882 in 2010 to $3,419 in 2011.

The increase in cost of revenues, in both periods, correlates to the increased revenues and further to the fact that the increased revenues has led to a need for expanding our employee resources. Due to the employee resource expansion the relative increase in cost of revenues exceeds the relative increase in revenues. During the coming six to nine months we expect to leverage the relationship between revenues and cost of revenues.

Our cost of revenues for the three and six months ended June 30, 2011 and 2010 was all attributable to TKM.

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

During the six months ended June 30, 2011 our selling, general and administrative expenses increased with $976 (82%) to $2,167 as compared to $1,191 for the six months ended June 30, 2010. For the three months ended June 30, our selling, general and administrative expenses increased with 18% from $858 in 2010 to $1,009 in 2011.

In general, our selling, general and administrative expenses has increased from 2010 to 2011 due to the growth in our business derived from increased staff costs, larger premises, increased fixed costs etc., and the establishing of Abrego Spain SL. However, the relative variance’s of 82% and 18% respectively is mainly caused by timing of expenses between the first and second quarters of 2011.

Depreciation and Amortization

Depreciation includes depreciation on equipment and amortization of customer relationships.

Depreciation and amortization totaled $112,000 for the six months ended June 30, 2011 as compared to $107,000 for the six months ended June 30, 2010, representing an increase of $5,000. As for the three months ended June 30, 2011 depreciations and amortizations was $57,000 as compared to $54,000 in 2010.

The increase in both periods is attributable to depreciation on equipment.

Profit from equity investment

Effective January 1, 2011 TKM acquired a 30% interest in InSight AS. According to InSight AS’s unaudited financial statements for the three and six months ended June 30, 2011 InSight AS reported profits of approximately $157,000 and $197,000 respectively of which $47,000 and $59,000 was allocated to us.

Gain/loss on Derivatives

During the three and six months ended June 30, 2011, we recognized a loss of approximately $1,000 and a gain of approximately $96,000 from derivative liabilities being the difference in fair value between December 31, 2010 and the date of maturities of the notes. During the three and six months ended June 30, 2010 we recognized a gain of $13,000 from derivative liabilities related to convertible debentures.

Gain from Fair Value of Contingent Consideration

In conjunction with the acquisition of TKM, we calculated a contingent consideration to former shareholders of TKM on a basis of a total consideration of 4,000,000 of the Company’s shares of common stock at the fair value of the market closing price per date of acquisition. As the calculated consideration is based on TKM’s projected EBT (Earnings Before Tax) in fiscal 2011 and 2012 the fair value per date of acquisition was discounted back to a present value of $365,000 which the Company recorded as a long term liability. During the three and six months ended June 30, 2011, we recognized gain of $11,000 and $13,000 respectively from the contingent consideration, being the difference in fair value between date of acquisition and date of reporting.

Interest Expense

Interest expense includes interest that we pay on our credit facilities in Nordea and loans from private investors. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expense increased to $125,000 for the six months ended June 30, 2011, compared to $86,000 for the six months ended June 30, 2010. The increase is attributable to foreign currency translation adjustments offset by a decrease in interest on notes payables.

For the three months ended June 30, 2011 interest expenses totaled $54,000 as compared to $46,000 in 2010.

Net Loss

We recorded a net loss of $845,000 for the six months ended June 30, 2011 as compared to a net loss of $2,662,000 for the six months ended June 30, 2010, representing a decrease in our loss of $1,817,000. For the three months ended June 30, 2011 we recorded a loss of $451,000 as compared to a loss of $2,321,000 for the three months ended June 30, 2010.

The decreased losses in the three and six months ended June 30, 2011 compared to 2010 derived mainly from Danish subsidiaries which was closed in September 2010.

Liquidity and Capital Resources

Cash and Working Capital

As of June 30, 2011 and December 31, 2010, we had cash of $426,000 and $395,000 respectively. Our working capital deficit increased from $3,007,000 at December 31, 2010 to $3,588,000 at June 30, 2011, an increase of $581,000. The increase to our working capital deficit is mainly due to increased costs.

Cash Requirements and future financing

Our current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $793,000. We plan to use our operating line of credit to finance a portion of our operations over the next twelve months. However, we will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

Based on our current forecast we anticipate that cash flow from operations will be sufficient to cover i) our current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at June 30, 2011. We estimate that we will require approximately $1,948,000 over the next twelve months in order to sustain our current obligations and to fully satisfy its working capital deficiency. There is no assurance however, that cash flow from operations will achieve forecasted levels and accordingly additional capital required over the next twelve months in order to sustain our current obligations and to fully satisfy our working capital deficiency may be greater than the amounts anticipated.

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

Bank Indebtedness

We have a floating rate line credit facility in Nordea Bank in the amount of $792,519. As at June 30, 2011, the amount outstanding under this line of credit facility, was $-(nil). The rate of interest payable under the line of credit facility is presently 6.70% per annum.

Loans from Private Investors

We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010, in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010, together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010, and on September 23, 2010, the loan, which was not called on its maturity date, was partially paid in cash of $184,975 and $10,700 respectively. As of June 30, 2011, the amount outstanding including accrued interest was $22,248

On March 10, 2010, we obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. During the period October 27 –December 23, 2010, the investor converted a total of $74,000 into 9,759,025 shares of common stock. At December 31, 2010, the amount outstanding was $9,200 including interest of $3,200. On January 3, 2011, the outstanding balance was converted into 1,877,551 shares of common stock

On March 15, 2010, we obtained a loan from a private investor of $250,000. The loan bears no interest and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $149,603. Since the note contains a contingent conversion feature no deferred debt discount was recognized. As of June 30, 2011, the amount outstanding was $250,000.

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

On May 4, 2010, we obtained a Convertible Debenture totaling $37,500. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.07 resulting in a deferred debt discount of $25,286 which was recorded as interest expense ratably over the loans maturity. On March 17, 2011 $15,000 of the loan was converted into 3,480,372 shares of common stock. On June 10, 2011, the remaining balance of $24,000 including accrued interest was converted into 6,313,844 shares of common stock.

On May 27, 2010, we obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which was recorded as interest expense ratably over the loans maturity. As the loan matured on February 27, 2011, and the Company has an option to convert the note into shares of common stock, the balance of the loan including accrued interest will be converted into 10,321,324 shares of common stock per request from the lender. As of June 30, 2011, the balance of the loan of $53,000 has been classified as a component of additional paid in capital in the stockholders equity. Such shares will be issued as soon as administratively feasible.

On June 25, 2010, we obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($165,166) in order to fund working capital until additional capital could be raised. The loan matured on September 30, 2010, together with accrued interest of DKK 250,000 ($41,292). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. As of June 30, 2011, the amount outstanding including accrued interest was $246,749. Since the note contains a contingent conversion feature no deferred debt discount was recognized.

On May 6, 2011 we obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model we calculated a call option value of $0.0048 resulting in a deferred debt discount of $62,572 per date of issuance. Per date of issuance the Company recorded $22,572 of the deferred debt discount as interest expense. The remaining deferred debt discount of $40,000 will be recorded as interest expenses ratably over the loans maturity. For the three and six months ended June 30, 2011 the Company expenses a total of $30,572 of the deferred debt discount. As of June 30, 2011 the amount outstanding including accrued interest, net of deferred discount was $8,480.

Going Concern

During the six months ended June 30, 2011 and 2010 we incurred net losses of $845,000 and $2,557,000 respectively. We continue to operate with a working capital deficiency (approximately $3,588,000 at June 30, 2011) and have limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital at June 30, 2011 includes convertible notes of approximately $628,000. We also used cash from our operations of $115,000 during the six months ended June 30, 2011.

Our current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $793,000. We plan to use our operating line of credit to finance a portion of our operations over the next twelve months. However, we will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

Based on the our current forecast we anticipates that cash flow from operations will be sufficient to cover i) our current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at June 30, 2011. We estimate that we will require approximately $1,948,000 over the next twelve months in order to sustain our current obligations and to fully satisfy its working capital deficiency. There is no assurance however, that cash flow from operations will achieve forecasted levels and accordingly additional capital required over the next twelve months in order to sustain our current obligations and to fully satisfy our working capital deficiency may be greater than the amounts anticipated.

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

As a result of the above, we believe that a substantial doubt about our ability to continue as a going concern remained as at June 30, 2011, as reflected in the notes to our condensed consolidated unaudited financial statements for the three and six months ended June 30, 2011. Our condensed consolidated unaudited financial statements for the three and six months ended June 30, 2011 do not include any adjustment that might result from the outcome of this uncertainty.

Cash Used In Operating Activities

We used cash of $115,000 in the six months ended June 30, 2011, compared to use of cash of $1,609,000 in the six months ended June 30, 2010. The decrease in cash used in operating activities primarily reflects decreased losses.

Cash From/Used in Investing Activities

In the six months ended June 30, 2011, and 2010 we used cash of $48,000 and $5,000 respectively by purchasing equipment.

Cash from Financing Activities

In the six months ended June 30, 2011 we generated cash of $104,000 which represented proceeds from issuance of shares of $79,000, proceeds from convertible debts of $38,000 offset by repayment of debts to related parties. In the six months ended June 30, 2010 we generated cash of $935,000.

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

Goodwill is accounted for under FASB ASC 350 Under the provisions of this statement, our goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. We elected to conduct our annual impairment test in March. Since inception, we have operated in one reporting unit. This unit is tested for impairment by comparing the implied fair value of the reporting unit with the carrying value of that unit. Implied fair value is determined based on a valuation study performed by us using the discounted cash flow method and the estimated market values of the reporting units. No impairment of goodwill was recognized during the three and six months ended June 30, 2011.

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

In conjunction with our 2010 audit, we performed our annual impairment test. During the three and six months ended June 30, 2011 no events or changes in circumstances indicates that the carrying value of our goodwill is impaired.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2011 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company has no legal proceedings

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Three Months Ended June 30, 2011

  Debt conversion: We issued 6,313,844 shares of our common stock to the holder of convertible debts issued by us on May 4, 2010. The shares were issued in reliance of the exemption from the registration requirements under the Securities Act provided by Section 3(a)(9) of the Securities Act.

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

  Secured Convertible Notes: We issued an 8% secured convertible note of $40,000 on May 6, 2011. The Note bears interest at the rate of 8% per annum and matures on February 6, 2012. The Note are convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. The Note also provide for adjustment to the Conversion price in the event of certain dilutive issuances and in the event of specified corporate transactions. The Company paid a fee of $2,500 in connection with the sale of the Note. The Note were issued in reliance of section 4(2) of the 1933 Act and/ or Rule 506 of Regulation D of the 1933 Act based on the representation of the investor that it is an "accredited investor" under Rule 501(a) of the Securities Act of 1933, as amended (the “1933 Act”). The Note were endorsed with a legend confirming that they have been issued pursuant to an exemption from the registration requirements of the 1933 Act and may not be transferred in the absence of a registration statement under the 1933 Act or an exemption from the registration requirements of the 1933 Act.

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

UNITED COMMUNICATIONS PARTNERS INC.

Date: August 15, 2011	By:	/s/ Niclas Fröberg

Niclas Fröberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer