Form 10-Q
period 2011-09-30
UNITED COMMUNICATIONS PARTNERS INC
filed 2011-11-10
CIK 1428508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes [ x ]  No[    ]

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
Yes [    ]  No[ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 9, 2011, there were 508,076,491 shares of the issuer’s common stock outstanding.

UNITED COMMUNICATIONS PARTNERS INC

- i -

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands of USD)

	Unaudited
	September 30,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$924	$395
Accounts receivable	3,696	3,230
Costs and estimated earnings in excess of billings on projects in progress	892	740
Prepaid expenses and other current assets	329	197

Total current assets	5,841	4,562

Equipment, net	154	138
Goodwill	3,710	3,710
Equity method investments	767	701
Other intangible assets, net	603	728
Deferred financing costs, net	3	1
Total assets	$11,078	$9,840

The accompanying notes are an integral part of these condensed consolidated financial statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(In thousands of USD)

	Unaudited
	September 30,	December 31,
Liabilities	2011	2010
Current liabilities:
Accounts payable	$7,676	$5,614
Accrued liabilities	423	437
Billings in excess of costs and estimated earnings on projects in progress	54	179
Note payables	618	686
Derivative liabilities	133	185
Liability to redeemed stockholder	387	387
Advances from related parties	16	81

Total current liabilities	9,307	7,569

Contingent consideration – Tre Kronor	6	30

Total liabilities	9,313	7,599

Commitments and contingencies

Stockholders’ Equity
Stockholders' equity:
Preferred stock $0.001 per share par value; 100,000,000 authorized; 0 issued and outstanding.	-	-
Common stock $0.001 per share par value; 2,000,000,000 shares authorized, 496,419,775 issued and 489,419,775 shares outstanding at September 30, 2011 and 453,150,312 shares issued, and 439,150,312 shares outstanding at December 31, 2010	496	453
Additional paid-in capital	9,837	9,470
Accumulated deficit	(7,990)	(7,097)
Treasury stock, at cost, 7,000,000 shares at June 30, 2011 and 14,000,000 shares as December 31, 2010	(7)	(14)
Accumulated other comprehensive loss	(184)	(184)
Notes receivable from affiliate	(387)	(387)

Total stockholder’s equity	1,765	2,241

Totals liabilities and stockholders` equity	$11,078	$9,840

The accompanying notes are an integral part of these condensed consolidated financial statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of USD, except for per share amounts)

		For the three months ended				For the nine months ended
		September 30,				September 30
		2011		2010		2011		2010
Net revenues		$2,641		$2,362		$10,489		$3,237
Cost of revenues		(1,575)		(2,030)		(8,031)		(2,734)

Gross Profit		1,066		332		2,458		503

Selling, general and administrative expenses		(999)		(832)		(3,166)		(1,647)
Depreciation and amortization		(48)		(46)		(160)		(81)

Profit (loss) from continued operations		19		(546)		(868)		(1,225)

Other income (expense), net:

Income from equity investment in InSight AS		14		-		73		-
Gain from extinguishment of debt		-		184		-		184
Gain (loss) from change in fair value of
derivative liabilities		(17)		(171)		77		(158)
Gain from change in fair value of contingent consideration		11		283		24		283
Loss from disposal of equipment		(12)				(12)
Interest expense		(62)		(169)		(187)		(249)

Total other income (expense), net		(66)		127		(25)		60

Net loss from continued operations		(47)		(419)		(893)		(1,165)

Discontinued operations:
Loss from discontinued operations		-		(1,878)		-		(3,687)
Gain on deconsolidation of subsidiaries		-		3,839		-		3,839
Net income from discontinued operations		-		1,961		-		152

Net profit (loss)		$(47)		$1,542		$(893)		$(1,013)

Earnings (loss) per share – Basic:
Continuing operations	$	(-)	$	(-)	$	(-)	$	(-)
Discontinued operations				(-)				(-)
Gain from disposal of assets in subsidiaries				-				-
Net income (loss)	$	(-)		$-	$	(-)	$	(-)
Earnings (loss) per share – Diluted:
Continuing operations	$	(-)	$	(-)	$	(-)	$	(-)
Discontinued operations				(-)				(-)
Gain from disposal of assets in subsidiaries				-				-
Net income (loss)	$	(-)		$-	$	(-)	$	(-)
Weighted-average shares outstanding:
Basic:		478,821,949		406,868,929		467,768,930		384,499,719
Diluted:		478,821,949		406,868,929		467,768,930		384,499,719

The accompanying notes are an integral part of these condensed consolidated financial statements

United Communications Partners Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands of USD)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(893)	$(1,013)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	35	22
Amortization of intangible assets	125	61
Loss from disposal of equipment	12	-
Amortization of debt discount	77	97
Amortization of deferred financing costs	2	7
Gain from change in fair value of derivative liabilities	(77)	158
Gain from extinguishment of debt	-	(184)
Gain on change in fair value of contingent consideration	(24)	(283)
Stock based compensation	105	267
Income from equity investment	(73)	-
Non – controlling interest	-	(22)
Gain on deconsolidation of Danish subsidiaries	-	(3,839)
Changes in operating assets and liabilities:
Accounts receivable	(496)	(929)
Cost and estimated earnings in excess of billings on projects	(152)	(108)
Prepaid expenses and other current assets	(130)	(499)
Accounts payable	2,107	1,059
Accrued interest	33	120
Accrued liabilities	(12)	203
Billings in excess of costs and estimated earnings	(123)	43
Operating activities from discontinued operations	-	2,941
Net cash provided by (used in) operating activities	516	(1,899)
Cash flows from investing activities:
Purchase and disposal of equipment	(65)	(11)
Equity investment	(5)	-
Acquired from Tre Kronor Media	-	962
Net cash provided by (used in) investing activities	(70)	951
Cash flows from financing activities:
Proceeds from debt, net of financing costs	75	1,113
Repayment of debt	-	(175)
Net repayments from borrowings from related party	(65)	39
Payment to former shareholder of Tre Kronor Media	-	(236)
Proceeds from issuance of common stock	79	390
Financing activities from discontinued operations	-	(223)
Net cash provided by financing activities	89	908
Effect of exchange rates on cash from continued operations	(6)	(142)
Effect of exchange rates on cash from discontinued operations	-	200
Net increase in cash	529	18
Cash at beginning of period	395	-
Cash at end of period	$924	$18

Supplemental information:
Cash paid for interest	$23	$4
Non-cash investing and financing activities:
Note payable converted into common shares	110	1,434
Extinguishment of debt from related parties	-	223
Issuance of common stock to acquire Tre Kronor Media	-	2,825
Adjustment of Non-Controlling interest to redemption value	-	118

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

     During July and August 2010, the Danish subsidiaries of the Company continued to experience losses from operations due to decreased advertising spending by clients combined with local management’s inability to generate sufficient new business activities. Moreover, management determined that the fixed costs and the expected revenues in the second half of 2010 lead to continued substantial losses in 2010 and the first half of 2011. The continued decline in revenues and rising losses increased the Company’s net working capital deficiency and increase demands for the Company’s cash resources to service its debt in the Danish operations. On August 31, 2010, the Danish companies were not in possession of sufficient cash to continue its operations. Thus, the Company’s management decided to cease its Danish operations. On September 8, 2010, management in the Danish companies filed for closing of all operations in Denmark, with the Danish court in Copenhagen. As a consequence of filing of bankruptcy and control of the Danish subsidiaries being accepted by the court effective September 8, 2010, the Company has deconsolidated the Danish subsidiaries. The operations of the Company’s Danish subsidiaries through September 30, 2010, have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements.

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

CCCP Media AB
     During September 2011, TKM formed a partnership with two unrelated individuals by establishing the Swedish company CCCP Media AB for a combined capital in CCCP AB of SEK 100,000 ($14,583) in which TKM holds a non-controlling interest of 33.3% which is equivalent to SEK 33,333 ($4,861).

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

     During the nine months ended September 30, 2011 and 2010 the Company incurred net losses of $893,000 and $1,013,000 respectively. The Company continues to operate with a working capital deficiency (approximately $3,466,000 at September 30, 2011) and has limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital at September 30, 2011, includes convertible notes and derivative liabilities of approximately $716,000.

     The Company's current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $729,000. The Company plans to use its operating line of credit to finance a portion of its operations over the next twelve months. However, the Company will require additional financing to conduct its business in accordance with its plan of operations on a long term basis.

     Based on the Company’s current forecast it anticipates that cash flow from operations will be sufficient to cover i) its current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at September 30, 2011. The Company estimates that it will require approximately $1,227,000 over the next twelve months in order to sustain its current obligations and to fully satisfy its working capital deficiency.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiary as described in note 1. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments (consisting only of normal recurring accruals) necessary for fair presentation of the Company’s financial position, as of September 30, 2011, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

Foreign Currency
     The Company has determined Swedish Kronor as the functional currency of its foreign operations. Accordingly, these foreign subsidiaries income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2011 and 2010 transaction gains and losses were not material.

     During the three and nine months ended September 30, 2011 and 2010 the related translation adjustment which was included in other comprehensive income (loss) was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss available to common stockholders:	$(47,000)	$1,542,000	$(893,000)	$(1,013,000)
Translation adjustment:	$55,000	$(213,000)	$-	$(257,000)
Comprehensive income (loss)	$8,000	$1,329,000	$(893,000)	$(1,270,000)

Income (loss) per Share
     Basic net income (loss) per share has been calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. UCP had securities outstanding which could potentially dilute basic earnings per share in the future, but the incremental shares from the assumed exercise of these securities were excluded in the computation of diluted net loss per share from continuing operations, as their effect would have been anti-dilutive. Such outstanding securities consist of 7,778,720 non-vested shares issued to two executives. The shares were fully vested on May 31, 2010. In addition, potential shares of common stock aggregating 126,119,658 and 20,111,972 were issuable upon conversion of debts for the three and nine months ended September 30, 2011 and 2010 respectively.

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

     Goodwill is accounted for under FASB ASC 350, the goodwill is tested for impairment on an annual basis or whenever facts or circumstances indicate that the carrying amounts may not be recoverable. The Company elected to conduct its impairment tests in March. The Company’s reporting unit is tested individually for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. There was no impairment of goodwill during the nine months ended September 30, 2011.

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

Recent Accounting Pronouncements
     In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

     The results of operations of TKM have been included in the consolidated statements of operations since the completion of the TKM acquisition on May 4, 2010. The following table reflects (dollars in thousands) the unaudited pro forma consolidated results of operations had the TKM acquisition taken place at the beginning of 2010 periods:

	Three months ended	Nine months ended
	September 30, 2010	September 30,2010

Net revenues	$2,362	$5,192
Cost of revenues	(2,030)	(4,310)
Operating expenses	(878)	(2,153)
Net loss from continuing operations	$(419)	$(1,271)
Net profit (loss)	$1,542	$(1,119)
Weighted average shares, basic and diluted	406,868,929	384,499,719
Basic and diluted net loss from continuing operations per share	$(0.00)	$(0.00)

Note 5 – Equity Method Investments

InSight AS - On October 31, 2010, TKM advanced SEK 4,756,550 approximately ($701,000) to acquire a 30% non-controlling financial interest in the Norwegian media company InSight AS, effective January 1, 2011.

     The following table represents a summary of the changes in the value of the equity investment in InSight AS (dollars in thousands.)

September 30,
2011

Beginning balance	$-
Acquired	701

30% of profit for nine months ended September 30, 2011	73
Currency adjustment	(12)
Ending balance	$762

CCCP Media AB - During September 2011, TKM formed a partnership with two unrelated individuals by establishing the Swedish company CCCP Media AB for a combined capital in CCCP AB of SEK 100,000 ($14,583) in which TKM holds a non-controlling interest of 33.3% which is equivalent to SEK 33,333 ($4,861). The investment in CCCP AB is recorded as part of equity method investment in accompanying balance sheet. During the three months ended September 30, 2011, CCCP Media AB had no significant operating activities.

Note 6 - Other intangible assets

     In accordance with ASC 805, Business Combinations, the Company has identified and recognized trade name and customer relationships in Tre Kronor as intangible assets. Based on a discounted cash flow model the fair value of the intangible assets was determined to be $610,000 and $220,000 respectively, both having a useful life of 5 years. For the three and nine months ended September 30, 2011 intangible assets were amortized by $41,500 and $124,500 respectively. At September 30, 2011 the net carrying amount of intangible assets related to the acquisition of Tre Kronor was $603,466.

The following table set forts the future amortization of intangible assets (dollars in thousands):

2011: (Oct-December)	$42
2012:	$166
2013:	$166
2014:	$166
2015 (January – May):	$63

Note 7 - Concentration of credit risk

Credit risk represents the loss that would be recognized if counterparties failed to completely perform as contracted.

     During the nine months ended September 30, 2011, customer AB and AH accounted for approximately 48%, and 15% of revenue, respectively. No other customers individually represented more than 10% of revenue for any period presented. During the three months ended September 30, 2011, customer AB and AH accounted for approximately 62% and 22% of revenue respectively. During the nine months ended September 30, 2010, customer AB, AH and AE accounted for approximately 50%, 23% and 11% of revenue, respectively. During the three ended September 30, 2010, customer AB and AH accounted for approximately 69% and 26% of revenue respectively.

     As of September 30, 2011 customers AG, AF and AB accounted for approximately 31%, 28% and 12% of the Company’s accounts receivables, respectively. No other customers individually represented more than 10% of accounts receivables at the end of any period presented.

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

     The Company’s cash balances are maintained at financial institutions located in the United States of America, Sweden and Spain. All cash balances as of September 30, 2011, were held in bank accounts outside the United States of America.

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

	September 30,	December 31,	Date of
	2011	2010	issuance

Fair Value	$-	$185	$155

     On the date of issuance the derivative liabilities associated with the debentures were $155,163. During the first quarter of 2011, the convertible debentures matured and were converted into shares of common stock. On the date of maturities, the change in fair valuation of derivative liabilities aggregated approximately $96,000 and was recorded as a gain on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2011. The remaining balance of derivative liabilities of $89,000 was reclassified into equity on the conversion date.

Convertible Debentures obtained 2011
     The fair value of the derivative liabilities related to convertible debentures obtained in 2011 was measured using the Black-Scholes option pricing model, which approximates the fair value measured using Binomial Lattice Model, and the following assumptions (dollars in thousands):

	September 30,	Date of
	2011	issuance
$40,000 Debenture issued May 6, 2011:
Discount Rate – Bond Equivalent Yield	0.02%	0.18%
Annual rate of dividends	-	-
Volatility	355%	250%
Weighted Average life (months)	4	9

$40,000 Debenture issued August 4, 2011:
Discount Rate – Bond Equivalent Yield	0.06%	0.12%
Annual rate of dividends	-	-
Volatility	333%	249%
Weighted Average life (months)	7	9

Fair value	$133,090	$114,733

     The discount rate was based on rates established by the Federal Reserve. The Company based expected volatility on the historical volatility for its common stock. The expected life of the debentures was based on their full term. The expected dividend yield was based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the future.

     On the date of issuance the derivative liabilities associated with the debentures was $114,733. At September 30, 2011, the derivative liability associated with the debenture was revalued to $133,090. The increase in the derivative liability during the three and nine months ended September 30, 2011 is included as a loss on change in fair value of derivative liabilities in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2011 with $17,132 and $18,357 respectively.

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

     The following table represents the assets and liabilities carried at fair value (dollars in thousands) measured on a recurring and non-recurring basis as of September 30, 2011:

		Fair Value Measurements at September 30, 2011
		Quoted prices	Significant
	Total Carrying	in active	other	Significant
	Value at	markets	observable	unobservable
	September 30, 2011	(Level 1)	inputs (Level 2)	inputs (Level 3)

Derivative liabilities	$133	$-	$-	$133
Contingent
Consideration	$6	$-	$-	$6

Goodwill	$3,710	$-	$-	$3,710

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

     The following table represents a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis (dollars in thousands):

	September 30,	December 31,
	2011	2010
Beginning balance – Derivative liabilities	$185	$-
Derivative liabilities recorded	114	155
Net unrealized loss (gain) on change in fair value of derivative liabilities	(77)	30
Reclassifed to equity	(89)	-
Ending balance – Derivative liabilities	$133	$185

	September 30,	December 31,
	2011	2010
Beginning balance – Contingent consideration	$30	$-
Recorded contingent consideration	-	365
Net unrealized gain on change in fair value of contingent consideration	(24)	(335)
Ending balance – Contingent consideration	$6	$30

     The following table represents a summary of the changes in the fair value of goodwill that is measured at fair value on a non-recurring basis (dollars in thousands.)

	September 30,	December 31,
	2011	2010

Beginning balance	$3,710	$3,289
Acquired	-	3,710

Impaired	-	(2,812)
Currency adjustment	-	(477)
Ending balance	$3,710	$3,710

     During the year ended December 31, 2010, the Company had impaired the goodwill related to the Danish subsidiaries.

Note 10 – Notes payable

Long and short-term debt

Notes payable consist of the following (dollars in thousands):

		As of	As of
		September 30,	December 31,
Loan reference	Maturity Date	2011	2010
Private investor (B)	2010	$22	$22
Private investor (C)	2010	-	9
Private investor (D)	2010	265	250
Private investor (E)	2011	-	40
Private investor (F)	2011	-	36
Private investor (G)	2011	-	46
Private investor (H)	2011	263	247
Private investor (I)	2012	23	-
Private investor (J)	2012	9	-
Promissory notes	January 2009	36	36
Total		618	686
Less: Current portion		618	686

Long-term portion of debt		$-	$-

     Below are all significant changes to notes payables since December 31, 2010.

     On March 10, 2010, the Company obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. During the period October 27 – December 23, 2010, the investor converted a total of $74,000 into 9,759,025 shares of common stock. At December 31, 2010, the amount outstanding was $9,200 including interest of $3,200. On January 3, 2011, the outstanding balance was converted into 1,877,551 shares of common stock. See C above.

     On March 15, 2010 the Company obtained a loan from a private investor of $250,000. The loan bears an interest of 6% per annum and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. As of September 30, 2011, the amount outstanding including accrued interest was $265,000. As the note holds a contingent conversion no deferred debt discount was recognized. See D above.

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

     On May 27, 2010, the Company obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which was recorded as interest expense ratably over the loans maturity. As the loan matured on February 27, 2011 the balance of the loan including accrued interest, ($53,000) will be converted per request from the lender. During the third quarter of 2011 the lender converted $20,000 into 15,000,000 shares of common stock. As at September 30, 2011, the non-converted balance of the loan ($33,000) has been classified as a component of additional paid in capital in the stockholders equity. See G above.

     On June 25, 2010, The Company obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($183,147) in order to fund working capital until additional capital could be raised. The loan matured on September 30, 2010, together with accrued interest of DKK 250,000 ($45,787). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. During the fourth quarter of 2010 the Company agreed with the investor to pay an additional interest of DKK 100,000 ($17,815) for the period October 1, - December 31, 2010. On August 10, 2011, the Company agreed with the investor to pay an additional interest of DKK 100,000 ($16,436). Further, the Company agreed with the investor to repay the loan in two installments of DKK 450,000 on November 30, 2011 and DKK 1,000,000 on March 31, 2012. As of September 30, 2011, the amount outstanding including accrued interest was $263,105. As the note holds a contingent conversion no deferred debt discount was recognized. See H above.

     On May 6, 2011 the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.0048 resulting in a deferred debt discount of $62,572 per date of issuance. Per date of issuance the Company recorded $22,572 of the deferred debt discount as interest expense. The remaining deferred debt discount of $40,000 will be recorded as interest expenses ratably over the loans maturity. For the three and nine months ended September 30, 2011 the Company expensed a total of $13,333 and $43,906 respectively of the deferred debt discount. As of September 30, 2011 the amount outstanding including accrued interest, net of deferred discount was $22,613. See I above.

     On August 4, 2011 the Company obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.0031 resulting in a deferred debt discount of $52,160 per date of issuance. Per date of issuance the Company recorded $12,160 of the deferred debt discount as interest expense. The remaining deferred debt discount of $40,000 will be recorded as interest expenses ratably over the loans maturity. For the three and nine months ended September 30, 2011 the Company expensed a total of $20,308 of the deferred debt discount. As of September 30, 2011 the amount outstanding including accrued interest, net of deferred discount was $8,637. See J above.

Note 11 – Line of Credit

     The Company has a floating rate line of credit facility with Nordea Bank in the amount of $729,129. As of September 30, 2011, the amount outstanding, under this line of credit facility, was $-(nil). The rate of interest payable under the line of credit facility is presently 6.95 % per annum.

Note 12 – Equity Capital

     During the nine months ended September 30, 2011, the Company issued 9,337,000 share of common stock for the proceeds of cash for $79,365.

     During the nine months ended September 30, 2011, the Company issued 37,352,203 shares of common stock for the conversion of certain notes aggregating $109,800 (Note 8).

Note 13 – Non-vested shares

     In September 2007, the Company issued 7,778,720 non-vested share awards to two executives of the Company having a stated value of DKK 330,000 ($65,100). A weighted average grant date fair value of per share. The fair value of the non-vested share awards on the date of issuance was DKK 3,939,000 ($777,000). The non-vested awards became fully vested on May 31, 2010. During the three and nine months ended September 20, 2010, the Company recorded $- (nil) and $94,753 respectively of compensation expense, related to these awards.

Note 14 – Stock based compensation

     In the first quarter of 2011 and during the years 2010 and 2009, the company issued 258,000, 1,250,000 and 3,000,000 shares of common stock respectively to eight consultants for services rendered during the periods from 2009 through 2012. The total market value of the shares, on the date of signing the agreements, was $653,740. During the nine months ended September 30, 2011 and 2010, the Company expensed $104,863 and $172,623 respectively. For the three months ended September 30, 2011 and 2010, the Company expensed $23,021 and $52,781 respectively as selling, general and administrative expenses. The Company will record compensation expense ratably over the remaining service period.

     As of September 30, 2011, there was $46,042 of total unrecognized compensation costs related to the issuance. The remaining cost is expected to be recognized ratably over a period of 2 quarters.

Note 15 - Related party transactions

Bent Helvang – Secretary and Director of the Board
     During the three and nine months ended September 30, 2011, Mr. Helvang received a fee of $21,800 and $65,455, respectively, which has been classified as a component of selling, general and administrative expenses. Further, the Company reimbursed Mr. Helvang’s travel and administrative expenses. Such expenses amounted to $19,948 during the three and nine months ended September 30, 2011, and was classified as a component of selling, general and administrative expenses. Since the Company no longer maintains a corporate entity in Denmark, Mr. Helvang is the Company’s administrative body, where he holds a bank account on behalf of the Company. The balance of the bank account at September 30, 2011, is $4,468.

Klaus Aamann – Shareholder
     During the year ended December 31, 2010, Mr. Aamann provided the Company a cash loan of $24,800. Further Mr. Aamann was entitled to a reimbursement of expenses of $12,513 during the year ended December 31, 2010. The expense’s was classified as a component of selling, general and administrative expenses. At September 30, 2011, and December 31, 2010, Mr. Aamann has a receivable of $6,935 and $11,580 respectively which has been classified in advances from related parties.

Lars Thomassen – Chairman of the Board
     During the year ended December 31, 2010, Lars Thomassen made payments of $24,034 to creditors on behalf of the Company. Further Mr. Thomassen is entitled to have his travel and administrative expenses reimbursed. During the three and nine months ended September 30, 2011 Mr. Thomassen’s expenses amounted to $0 and $19,187 and was classified as a component of selling, general and administrative expenses. Mr. Thomassen’s expenses were partly reimbursed during the three months ended September 30, 2011. At September 30, 2011 and December 31, 2010, Mr. Thomassen has a receivable of $9,145 and $41,815 respectively which has been classified in advances from related parties.

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

Note 16 – Subsequent events

     On October 13, 2011, the Company entered into an amendment to a share purchase agreement with the former shareholders of TKM. The amendment set forth, that the parties have agreed to annul the clauses, after which the former principal shareholders in TKM are entitled to a cash compensation, each of $600,000 should they leave the Company.

     In consideration of annulment of the clauses, the Company has agreed to issue to the former principal shareholders of TKM newly issued shares in the Company in the amount equal to $600,000 each, for an aggregate purchase price of $1,200,000.

     Pursuant to an investment agreement entered into on November 3, 2010, made in conjunction with the Company’s Chairman Mr. Lars Thomassen’s cash investment of $365,000 the Company issued 18,656,716 shares of common stock on October 26, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2011 and 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2010 and the condensed consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Abrego Spain SL

Albrego Spain SL was established in November 2010 as a wholly-owned Spanish incorporated subsidiary of the Company. Albrego Spain was established in order to enable us to expand our operations in Southern Europe. We are presently in the process of identifying acquisitions with the objective of enabling a projected growth in revenue and profit in the region during the 2011, although there is no assurance that we will complete such acquisitions or achieve an increase in revenue or profit during 2011. For the three and nine months ended September 30, 2011 no significant revenues derived from Abrego Spain SL.

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

CCCP AB

During September 2011, TKM formed a partnership with two former employees of Carat and PosterScope by establishing the Swedish company CCCP Media AB in which TKM holds a non-controlling interest of 33.33% . The total share capital in CCCP AB is SEK 100,000 ($14,583). Mr. Niclas Fröberg was appointed chairman in the board of CCCP AB in conjunction with the establishing of the company.

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

Atna is a Swedish advertising agency with seven employees and a portfolio of clients. Since the beginning of 2010, Atna conducted its business from the premises of TKM. During 2010, TKM and Atna has cooperated successfully in new business activities and in the execution of advertising projects for TKM clients. The Company is presently negotiating a definitive agreement for the completion of the acquisition. Closing is anticipated to be effective during the fourth quarter of 2011, provided that a definitive agreement can be concluded.

Results of Operations

Our financial statements include the results of operations of TKM from May 4, 2010 to September 30, 2011 and inclusion of Abrego Spain from November 1, 2010 to September 30, 2011. In order to provide a meaningful discussion of comparative results of operations of TKM for the three and nine months ended September 30, 2011 to the three and nine month periods ended September 30, 2010, we have provided pro forma financial information that reflects unaudited pro forma consolidated results of operations had the TKM acquisition take place as at January 1, 2010. Investors are cautioned that these pro forma financial results reflect the January 1, 2010 to May 3, 2010 period during which we did not own TKM and the financial results of TKM were not consolidated with our financial results. This financial information is provided only for the limited purpose of enabling investors to get a better understanding of the comparative results of TKM for the three and nine months ended September 30, 2011 compared to the three and nine month periods ended September 30, 2010.

The basis for the analysis can be summarized as follows (dollars in thousands):

	9 months ended September 30,						3 months ended September 30,

					Variances				Variances

			2010 pro
			forma
	2011	2010 actual	adjustment	2010	$	%	2011	2010	$	%

Revenue	10,489	3,237	1,954	5,192	5,298	102%	2,641	2,362	279	12%

Cost of revenues	(8,031)	(2,734)	(1,576)	(4,310)	(3,721)	86%	(1,575)	(2,030)	455	-22%

Gross Margin	23%			17%			40%	14%
									-
SG&A	(3,166)	(1,647)	(410)	(2,057)	(1,109)	54%	(999)	(832)	167	20%

Depreciations	(160)	(81)	(72)	(153)	(8)	5%	(48)	(46)	-2	4%

Income from equity investment	73	-	-	-	73	-	14	-	14	-
									-
Gain from extinguisment of debt	-	184	-	184	(184)	-	-	184	184
Gain (loss) from change in fair value of derivative liabilities	77	(158)	-	(158)	235	- 149%	(17)	(171)	154	-90%
Gain from change in fair value of contingent consideration	24	283	-	283	(259)	-	11	283	- 272	-
									-
Loss from disposal of equipment	(12)	-	-	-	(12)	-	(12)	-	12	-

Interest expenses	(187)	(249)	(3)	(252)	65	-26%	(62)	(169)	107	-63%
									-
Loss from discontinued operations	-	152	-	152	(152)	-	-	1,961	1,961	-

Net loss	(893)	(1,013)	(106)	(1,119)	(226)	-	(47)	1,542	1,589	-

*In the following discussions, nine months ended September 30, 2010 figures are based on proforma adjustment as presented in the above table.

Revenues

We derive revenues from fees charged by us in connection with the provision of advertising and media services. We earn revenues based on various different fee arrangements, including:

  fees for advertising services,

  commissions on media placements,

  incentive/performance based revenue, or

  a combination of all of the above

During the nine months ended September 30, 2011 our revenues increased by $5,298 (102%) to $10,489 as compared to $5,192 for the nine months ended September 30, 2010. The increased revenue arises from new customers and a successive implementation of our strategy to enhance our service offerings.

For the three months ended September 30, 2011 our revenues increased by 12% from $2,362 in 2010 to $2,641 in 2011. The relative low increase in revenues in the three months period is comprised by higher revenues from advertising activities partly offset by lower revenues from media activities, due to timing of projects and campaigns.

All revenues during the three and nine month periods ended September 30, 2011 and 2010 were attributable to TKM.

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

During the nine months ended September 30, 2011 our cost of revenues increased by $3,721 (86%) to $8,031 as compared to $4,310 for the nine months ended September 30, 2010. For the three months ended September 30, our cost of revenues decreased by 22% from $2,030 in 2010 to $1,575 in 2011.

The fluctuation in cost of revenues, in both periods, correlates to the revenue split between media and advertising activities. Generally, media revenues generate higher gross margins than the advertising revenues.

Our cost of revenues for the three and nine months ended September 30, 2011 and 2010 was all attributable to TKM.

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

During the nine months ended September 30, 2011 our selling, general and administrative expenses increased by $1,109 (53%) to $3,166 as compared to $2,057 for the nine months ended September 30, 2010. For the three months ended September 30, our selling, general and administrative expenses increased by 20% from $832 in 2010 to $999 in 2011.

In general, our selling, general and administrative expenses has increased from 2010 to 2011 due to the growth in our business derived from increased staff costs, larger premises, increased overhead.

Depreciation and Amortization

Depreciation includes depreciation on equipment and amortization of customer relationships.

Depreciation and amortization totaled $160,000 for the nine months ended September 30, 2011, as compared to $153,000 for the nine months ended September 30, 2010, representing an increase of $7,000. As for the three months ended September 30, 2011 depreciations and amortizations was $48,000 as compared to $46,000 in 2010.

The increase in both periods is attributable to depreciation on equipment.

Profit from equity investment

Effective January 1, 2011 TKM acquired a 30% interest in InSight AS. According to InSight AS’s unaudited financial statements for the three and nine months ended September 30, 2011 InSight AS reported profits of approximately $47,000 and $243,000 respectively of which $14,000 and $73,000 was allocated to us.

Gain/loss on Derivatives

During the three and nine months ended September 30, 2011, we recognized losses of approximately $17,000 and $18,000 respectively, from derivatives incurred during 2011. During the nine months ended September 30, 2011, we recognized a gain of approximately $96,000 from derivative liabilities being the difference in fair value between December 31, 2010 and the date of maturities of the notes. During the three and nine months ended September 30, 2010, we recognized losses from derivative liabilities related to convertible debentures of $171,000 and $158,000 respectively.

Gain from Fair Value of Contingent Consideration

In conjunction with the acquisition of TKM, we calculated a contingent consideration to former shareholders of TKM on a basis of a total consideration of 4,000,000 of the Company’s shares of common stock at the fair value of the market closing price per date of acquisition. As the calculated consideration is based on TKM’s projected EBT (Earnings Before Tax) in fiscal 2011 and 2012 the fair value per date of acquisition was discounted back to a present value of $365,000 which the Company recorded as a long term liability. During the three and nine months ended September 30, 2011, we recognized gain of $11,000 and $24,000 respectively from the contingent consideration, being the difference in fair value between date of acquisition and date of reporting. During the three and nine months ended September 30, 2010, we recognized gain from change in fair value of contingent consideration of $283,000.

Interest Expense

Interest expense includes interest that we pay on our credit facilities in Nordea and loans from private investors. These loans are described in detail below under “Liquidity and Capital Resources – Bank Indebtedness”.

Interest expense decreased to $187,000 for the nine months ended June 30, 2011, compared to $252,000 for the nine months ended September 30, 2010.

For the three months ended September 30, 2011, interest expenses totaled $62,000 as compared to $169,000 in 2010.

The decrease in both periods is attributable to foreign currency translation adjustments and decrease in interest on notes payables due to overall decreased level of debt outstanding.

Net Loss

We recorded a net loss of $893,000 for the nine months ended September 30, 2011 as compared to a net loss of $1,119,000 for the nine months ended September 30, 2010, representing a decrease in our loss of $226,000. For the three months ended September 30, 2011 we recorded a loss of $47,000 as compared to a profit of $1,542,000 for the three months ended September 30, 2010.

The profit in the three months ended September 30, 2010, derived from gain from deconsolidation of Danish subsidiaries which was closed in September 2010.

For the three and nine months ended September 30, 2011, TKM contributed with a net profit of approximately $235,000 and $94,000 respectively.

Liquidity and Capital Resources

Cash and Working Capital

As of September 30, 2011, and December 31, 2010, we had cash of $924,000 and $395,000 respectively. Our working capital deficit increased from $3,007,000 at December 31, 2010 to $3,466,000 at September 30, 2011, an increase of $459,000. The increase to our working capital deficit is mainly due to increased costs.

Cash Requirements and future financing

Our current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $729,000. We plan to use our operating line of credit to finance a portion of our operations over the next twelve months. However, we will require additional financing to conduct our business in accordance with our plan of operations on a long term basis.

Based on our current forecast we anticipate that cash flow from operations will be sufficient to cover i) our current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at September 30, 2011. We estimate that we will require approximately $1,227,000 over the next twelve months in order to sustain our current obligations and to fully satisfy its working capital deficiency. There is no assurance however, that cash flow from operations will achieve forecasted levels and accordingly additional capital required over the next twelve months in order to sustain our current obligations and to fully satisfy our working capital deficiency may be greater than the amounts anticipated.

We anticipate to continue to rely on equity sales of our common shares in order to continue to fund our acquisition strategy. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our acquisition strategy.

Bank Indebtedness

We have a floating rate line credit facility in Nordea Bank in the amount of approximately $729,000. As at September 30, 2011, the amount outstanding under this line of credit facility, was $-(nil). The rate of interest payable under the line of credit facility is presently 6.95% per annum.

Loans from Private Investors

We obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($179,953) on March 4, 2010, in order to fund working capital until additional capital could be raised. The loan matured on June 30, 2010, together with accrued interest of DKK 200,000 ($37,970). On June 25, 2010, and on September 23, 2010, the loan, which was not called on its maturity date, was partially paid in cash of $184,975 and $10,700 respectively. As of September 30, 2011, the amount outstanding including accrued interest was $22,248

On March 10, 2010, we obtained a Convertible Debenture totaling $80,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. During the period October 27 –December 23, 2010, the investor converted a total of $74,000 into 9,759,025 shares of common stock. At December 31, 2010, the amount outstanding was $9,200 including interest of $3,200. On January 3, 2011, the outstanding balance was converted into 1,877,551 shares of common stock

On March 15, 2010, we obtained a loan from a private investor of $250,000. The loan bears an interest of 6% per annum and is due one year from date of issue. If the Company choose not to repay the loan in cash the holder of the note is entitled to convert the note into shares of common stock at a price equal to 85% of the market price of the Company’s common stock at the time of conversion. Based on the Black – Scholes model the Company calculated a call option value of $0.08 resulting in a deferred debt discount of $149,603. Since the note contains a contingent conversion feature no deferred debt discount was recognized. As of September 30, 2011, the amount outstanding was $265,000.

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

On May 27, 2010, we obtained a Convertible Debenture totaling $50,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.05 resulting in a deferred debt discount of $29,142 which was recorded as interest expense ratably over the loans maturity. As the loan matured on February 27, 2011 the balance of the loan including accrued interest, ($53,000) will be converted per request from the lender. During the third quarter of 2011 the lender converted $20,000 into 15,000,000 shares of common stock. As at September 30, 2011, the non-converted balance of the loan ($33,000) has been classified as a component of additional paid in capital in the stockholders equity.

On June 25, 2010, we obtained a short term loan from a private investor in the amount of DKK 1,000,000 ($183,147) in order to fund working capital until additional capital could be raised. The loan matured on September 30, 2010, together with accrued interest of DKK 250,000 ($45,787). The loan agreement includes an option to convert the loan including interest into shares of common stock at a price of $0.06. During the fourth quarter of 2010 the Company agreed with the investor to pay an additional interest of DKK 100,000 ($17,815) for the period October 1, - December 31, 2010. On August 10, 2011, we agreed with the investor to pay an additional interest of DKK 100,000 ($16,436). Further, we agreed with the investor to repay the loan in two installments of DKK 450,000 on November 30, 2011 and DKK 1,000,000 on March 31, 2012. As at September 30, 2011, the amount outstanding including accrued interest was $263,105. As the note holds a contingent conversion no deferred debt discount was recognized.

On May 6, 2011 we obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.0048 resulting in a deferred debt discount of $62,572 per date of issuance. Per date of issuance the Company recorded $22,572 of the deferred debt discount as interest expense. The remaining deferred debt discount of $40,000 will be recorded as interest expenses ratably over the loans maturity. For the three and nine months ended September 30, 2011 the Company expensed a total of $13,333 and $43,906 respectively of the deferred debt discount. As of September 30, 2011 the amount outstanding including accrued interest, net of deferred discount was $22,613.

On August 4, 2011 we obtained a Convertible Debenture totaling $40,000. The note bears interest at a rate of 8% per annum and is due nine months from date of issuance. The Note is convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. Based on the Black – Scholes model the Company calculated a call option value of $0.0031 resulting in a deferred debt discount of $52,160 per date of issuance. Per date of issuance the Company recorded $12,160 of the deferred debt discount as interest expense. The remaining deferred debt discount of $40,000 will be recorded as interest expenses ratably over the loans maturity. For the three and nine months ended September 30, 2011 the Company expensed a total of $20,308 of the deferred debt discount. As of September 30, 2011 the amount outstanding including accrued interest, net of deferred discount was $8,637.

Going Concern

During the nine months ended September 30, 2011 and 2010 we incurred net losses of $893,000 and $1,013,000 respectively. We continue to operate with a working capital deficiency (approximately $3,466,000 at September 30, 2011) and have limited financial resources available to pay ongoing financial obligations as they become due. The negative working capital at September 30, 2011, includes convertible notes and derivative liabilities of approximately $716,000.

Our current source of funding, in addition to cash on hand is any cash derived from operations and an operating line of credit of approximately $729,000. We plan to use our operating line of credit to finance a portion of our operations over the next twelve months. However, we will require additional financing to conduct our business in accordance with our plan of operations on a long term basis.

Based on our current forecast we anticipates that cash flow from operations will be sufficient to cover i) our current on-going operating expenses for the next 12 months and ii) the majority of the working capital deficit at September 30, 2011. We estimate that we will require approximately $1,227,000 over the next twelve months in order to sustain its current obligations and to fully satisfy our working capital deficiency.

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

As a result of the above, we believe that a substantial doubt about our ability to continue as a going concern remained as at September 30, 2011, as reflected in the notes to our condensed consolidated unaudited financial statements for the three and nine months ended September 30, 2011. Our condensed consolidated unaudited financial statements for the three and nine months ended September 30, 2011 do not include any adjustment that might result from the outcome of this uncertainty.

Cash From/Used In Operating Activities

We generated cash of $516,000 in the nine months ended September 30, 2011, compared to use of cash of $1,899,000 in the nine months ended September 30, 2010. The improved cash flow from operating activities primarily reflects decreased losses and the closing of Danish subsidiaries in September 2010.

Cash From/Used in Investing Activities

In the nine months ended September 30, 2011, we used cash of $70,000 being comprised by $65,000from purchasing equipment and by $5,000 from equity investment in CCCP AB. In the nine months ended September 30, 2010, we realized cash of $951,000 from investing activities, being comprised by $962,000 from the acquisition of TKM, partly offset by $11,000 from purchasing equipment.

Cash from Financing Activities

In the nine months ended September 30, 2011 we generated cash of $89,000 which represented proceeds from issuance of shares of $79,000, net proceeds from convertible debts of $75,000 offset by repayment of debts to related parties. In the nine months ended September 30, 2010 we generated cash of $908,000.

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

In conjunction with our 2010 audit, we performed our annual impairment test. During the three and nine months ended September 30, 2011 no events or changes in circumstances indicates that the carrying value of our goodwill is impaired.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a–15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2011 due to the material weakness in Internal Control over Financial Reporting identified below.

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

Changes in Internal Control over Financial Reporting

Except as noted below, there were no changes in our internal control over financial reporting during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended September 30, 2011, our accounting and reporting personnel obtained sufficient experience and education in external reporting and technical accounting to support standalone external financial reporting under public company or SEC requirements.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company has no legal proceedings

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b–2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Three Months Ended September 30, 2011

  Debt conversion: We issued 15,000,000 shares of our common stock to the holder of convertible debts issued by us on May 27, 2010. The shares were issued in reliance of the exemption from the registration requirements under the Securities Act provided by Section 3(a)(9) of the Securities Act.
  Secured Convertible Notes: We issued an 8% secured convertible note of $40,000 on August 4, 2011. The Note bears interest at the rate of 8% per annum and matures on May 4, 2012. The Note are convertible into shares of common stock of the Company at a conversion price equal to 65% of the "market price" at the time of conversion, which "market price" will be calculated as the average of the three lowest "trading prices" for the Company's common stock during the ten day trading period prior to the date the conversion note is sent to the Company. The Note also provide for adjustment to the Conversion price in the event of certain dilutive issuances and in the event of specified corporate transactions. The Company paid a fee of $2,500 in connection with the sale of the Note. The Note were issued in reliance of section 4(2) of the 1933 Act and/ or Rule 506 of Regulation D of the 1933 Act based on the representation of the investor that it is an "accredited investor" under Rule 501(a) of the Securities Act of 1933, as amended (the “1933 Act”). The Note were endorsed with a legend confirming that they have been issued pursuant to an exemption from the registration requirements of the 1933 Act and may not be transferred in the absence of a registration statement under the 1933 Act or an exemption from the registration requirements of the 1933 Act.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amendment no 2 to Share Purchase Agreement dated October 13, 2011 (1)
31.1	Section 302 Certification of Principal Executive Officer (2)
31.2	Section 302 Certification of Principal Financial Officer (2)
32.1	Section 906 Certification of Principal Executive Officer (2)
32.2	Section 906 Certification of Principal Financial Officer (2)

(1)     Filed on Form 8-K on October 19, 2011.
(2)     Filed as an exhibit to current report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNICATIONS PARTNERS INC.

Date: November 10, 2011	By:	/s/ Niclas Fröberg

Niclas Fröberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Ulrik Gerdes

Ulrik Gerdes
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment no 2 to Share Purchase Agreement dated October 13, 2011 (1)
31.1	Section 302 Certification of Principal Executive Officer (2)
31.2	Section 302 Certification of Principal Financial Officer (2)
32.1	Section 906 Certification of Principal Executive Officer (2)
32.2	Section 906 Certification of Principal Financial Officer (2)

(1)     Filed on Form 8-K on October 19, 2011.
(2)     Filed as an exhibit to current report.